Form 10-K
period 1997-12-31
THERMAL ENERGY STORAGE INC
filed 1998-09-03
CIK 313277

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal period ended        December 31, 1997

Commission file Number     0-9180

                  THERMAL ENERGY STORAGE, INC.
(Exact name of registrant as specified in its charter.)

        Colorado                    95-3333931
(State of Incorporation)           (I.R.S. Employer
                                    Identification No.)

6362 Ferris Square, Suite C
San Diego, California                         92121
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(619) 453-1395

Securities registered pursuant to Section 12(g) of the Act:

Title of class:  Common Stock, $.001 par value

    Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.001 Par Value - 58,931,289 shares as of
December 31, 1997.

                             PART I

ITEM 1. BUSINESS

Thermal Energy Storage Product Line

Converting electricity to cool thermal energy at night and storing the energy for use the following day allows the shifting of electrical loads
for air conditioning, from "peak" to "off-peak" hours.   Cool thermal
energy storage for peak shifting is the basis of the Company's business.

The Company has developed a unique system to store cool thermal energy.
The system stores energy in the form of a "clathrate" ice, a mixture of a clathrate forming compound (monoflourodichloroethane, R141b, a hydrochloroflourocarbon, HCFC) and water. This clathrate ice has several advantages over the more conventional, normal water-ice systems in use for this purpose, including the fact that: (i) it freezes at approximately
47.5 degrees F. instead of 32 degrees F. as with water-ice and thus permits retrofitting thermal energy storage (TES) systems to existing compressors;
(ii) it requires much less energy to achieve storage at this higher temperature as compared to water-ice; and (iii) it does not expand as does water-ice, thereby simplifying equipment design.

The U.S. Environmental Protection Agency (EPA) has determined that R141b depletes ozone in the upper atmosphere and that it has an Ozone Depletion
Potential (ODP) of 0.11.   This is substantially lower than the material
used by the Company earlier, a chloroflourocarbon, CFC, R11, trichloromonoflouromethane, the production of which has been banned by the EPA and which had an ODP of 1.0. The EPA has ruled that the manufacture of R141b must cease in the year 2003.

This ruling, coupled with the uncertainity of finding a suitable replacement, has effectively eliminated the Company's ability to sell its product in its prime marketplace.

Through work performed in the development of a freeze desalination system it may be possible to find a substitute clathrate former that is suitable for the purposes of thermal energy storage.

Freeze Desalination Development

The Company, funded by the Company's president through his solely owned engineering consulting company, RAMCO, Inc., is attempting to apply similar clathrate technology in the research and development of desalination plants that would convert seawater to fresh water. In this process, the clathrate former R141b is mixed within pipes carrying cold seawater from 2,000 foot depth, forming a clathrate-ice. A slurry of the clathrate-ice and brine is pumped to a wash column where the ice crystals are separated from the brine and washed of surface salt. The ice is then melted producing fresh water, and the HCFC R141b is recovered for the reinjection in a continuous cycle. Initial studies show that, if certain problems can be resolved, this process could compete economically with water collection and storage systems now in common use.

Since the manufacture of R141b will cease in the US in 2003, an effort is being made to find a suitable substitute clathrate-former for desalination purposes. For this service a higher temperature clathrate former is desirable. A small, follow-on contract has been received from the Bureau of Reclamation to identify possible replacement materials sutiable for desalination, which work is ongoing. In identifying potential clathrate formers for the purpose of desalination it is possible that the work could also find clathrate former candidates for use in thermal energy storage.

Company Business Outlook

Since 1989 the Company's existence has been threatened by serious financial difficulties as a result of circumstances that made the Company unable to market its products. These circumstances have been noted in prior 10-K reports and are briefly reviewed under History below. In fact, as early as 1989, the Company's Directors were required to consider terminating the Company's business when it became unclear that the Company could meet its obligations for operating funds. However, certain of the Directors, including the President, Richard A. McCormack, pledged personal funds to attempt to keep the Company in operation, principally to explore the possibility of a merger or acquisition with or by a stronger company, and more recently to help advance the desalination technology. With this financial support the Company was able to continue.

After 1992, substantial contributions from the President were a major source of funding, combined with supplementary support from other Directors. In 1994, dollar contributions from the other Directors ceased although these Directors continue to provide services. Continued financial support by Mr McCormack from 1994 to present have produced some positive results. The Company has received funds from the Bureau of Reclamation for its desalination program. These funds from the Bureau have also carried with them an obilgation for the Company to contribute on a participatory basis and this latter obligation was met in major part by continued funding of the Company by RAMCO.

In the 1995 Annual Report, Form 10K, the company reported that there was one outside company with whom there had been discussions concerning a possible merger of the two organizations. However in 1996 those discussions were terminated. There have been no other discussions since and none are expected unless and until a new replacement clathrate former is found.

History

Thermal Energy Storage, Inc. (the Company) was incorporated under the laws of Colorado on December 8, 1978. Initially the Company's business was the manufacture and marketing of thermal energy storage systems to the solar industry. In fact, virtually all of the Company's existing shareholders trace their participation to the 1980-1983 period. However, by the end of 1984 consumer demand for solar energy systems declined and the Company directed its efforts into the growing commercial demand for off-peak cool thermal storage.

The TES system first developed by the Company relied on the use of the refrigerant labelled R11 (monofluorotrichloromethane), a chlorofluorocarbon
(CFC) that was subsequently (in 1989) identified with the depletion of the earth's ozone layer. The U.S. government placed a heavy tax on the use of CFC R11 in 1990 and the U.S. Environment Protection Agency (EPA) ordered the termination of manufacture of all CFC products at the end of 1995.

Under a contract with Consolidated Edison of New York, the Company was successful in identifying the HCFC R141b as a suitable replacement to CFC R11. However, the expenditures made by the Company to accomplish the development of the SNOPEAK thermal energy storage system depleted the Company's resources so that it was unable to sustain a marketing effort. The Company then began to seek merger partners to promote the product line. However in 1995 the EPA ruled that the manufacture of R141b must also be terminated and established the year 2003 as the date after which no new material can be produced. This ruling by EPA effectively removed the Company from the market place.

In 1993 an effort was begun to pursue clathrate desalination technology.
This work led to a contract with the Bureau of Reclamation (BUREC) to design, build, and test a small-scale demonstration plant at the Natural Energy Laboratory of Hawaii, on the Big Island of Hawaii, which effort is scheduled for completion in September 1998. As part of this endeavor a search for a new clathrate former for use with the desalination technology is being made and that work is ongoing. In order to obtain this contract, RAMCO, to a large extent, met the financial sharing olbigations required by BUREC.

In January, 1995 the Company's President filed for a patent on a clathrate desalination system, which patent has subsequently been issued. All costs incurred up to the time of issuance of the patent and thereafter, for developing, obtaining and supporting the patent were paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and developments through the completion of the aforementioned BUREC contract, to the Company in perpetuity, on a world-wide, royalty-free basis.

Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company at a time to be determined.

Marketing

Analysis of a typical utility company's electrical load pattern over a 24-hour period shows that daytime use is much higher than nighttime.
A utility must have sufficient generating capacity to meet this daytime, or "peak" period, load. Such being the case, many utility generators are left under-utilized during the nighttime, or "off-peak" period. In fact, the typical utility company has approximately twice the installed generating capacity it would need if its load were level throughout the day. Because of this disparity, to the extent that a utility can shift electrical loads from peak to off-peak periods, the utility can avoid building additional generating capacity. By virtue of such load shifting, utilities would be able to operate more efficiently by utilizing their most efficient generators at a higher capacity through the night. The restructuring of the electrical industry is expected to emphasize the need for energy storage.

Over the long and difficult period, from 1989 to present, while the Company was developing its SNOPEAK product line and searching for a suitable replacement for its clathrate-forming chemical, many fundamental and structual changes were occurring in the traditional electric utility industry leading up to the current restructuring of the industry. Having lost its ability to market its SNOPEAK product line because of EPA rulings, the Company sought to align with a financially strong company with comparable business interests that would continue to fund the search for new a clathrate-former as well as to develop the desalination technology. However management judges that the best opportunity to find an appropriate partner is to find a suitable replacement clathrate-former and also to develop a working system for its desalination technology at its Hawaiian test site. (The reason for choosing Hawaii for the test site is that at NELH there exists an extensive supply of cold deep sea water (2,000 feet) pumped to the surface for use by the various tenants of NELH).

In an approach to revitalize itself the Company was able to obtain two cost-sharing desalination contracts from the Bureau of Reclamtion amounting to $553,000 for work that will continue through September 1998. In order for the Company to obtain these contracts it was necessary for RAMCO to agree to fund the major part of the cost-sharing amount of $241,000.

Research and Development

The Company spent $494,293 on research and product development during the period from inception (December 8, 1978) to December 31, 1981, $187,744 during 1982, $42,827 during 1983, $33,921 during 1984, $92,967 during 1985,
$91,359 during 1986, $65,455 during 1987, $128,714 during 1988, $34,979 during 1989, $34,562 during 1990, $33,818 during 1991, $39,889 during
1992, $8,873 during 1993, $2,104 during 1994 and $66,115 during 1995 for a total expenditure on research and development during the period from inception to December 31, 1997 of $1,357,620.

In October, 1993 the Company was awarded a $103,000 participatory contract from the U.S. Department of Interior, Bureau of Reclamation (BUREC), to perform a feasibility study to determine if clathrate technology is suitable for the desalination of sea water. Known as "Freeze Desalination" a clathrate system, theoretically, has the potential to be a more efficient desalination system than reverse osmosis systems currently in use. The study was completed in April, 1995 and verified the technical feasibility of the clathrate desalination system and showed that there is potential for this system to compete with other desalination systems now in commercial use. In October 1995, the Company received a follow-on, $450,000, participatory contract to build a small demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding for the $178,000 participatory share, are being paid by RAMCO, the Company not having sufficient funds to meet the funding requirements.

In accordance with generally accepted accounting principles, all costs associated with research and development incurred by the Company were expensed.

Patents

The Company has patented its clathrate phase-change technology based on the concept of freezing the clathrate mix in a range of 42 degrees F to 48 degrees F while maintaining high thermal storage capacity. Clathrates, also known as gas-hydrates, are produced by mixing certain compounds with water using off-the-shelf mechanical and chemical components. At certain temperatures and pressures, depending on the chemistry of the mixture, molecules of the clathrate forming compound are completely enclosed with a group of water molecules in a solid crystalline structure to form the clathrate storage medium. The Company's first patent, issued in September 1987, covers the formation of the clathrate under specific physical and chemical conditions. The Company's second patent was issued in May, 1989 and covers different methods and chemicals for forming its clathrate storage medium.

The Company was issued U.S. patent No. 4,696,338 on September 29, 1987, and No. 4,821,794 on April 18, 1989. These patents will expire 17 years after issuance. The claims in these patents are important to the Company because they provide broad patent coverage to the Company's formulation of and methods of producing its clathrate energy storage material. Specifically, the patents provide coverage for the formulation of clathrates for energy storage using both a direct contact heat exchange system and an indirect heat exchange system.

In January 1995, Richard McCormack, the Company's President filed for a patent on a clathrate desalination system, which patent has been issued. RAMCO is the originator and holder of the basic patent applications on freeze desalination that is used by the Company in its desalination development work. All costs of obtaining the patent have been, and are being, paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and developments through the completion of aforementioned BUREC contract, to the Company in perpetuity, on a world-wide, royalty-free basis.

Additionaly, RAMCO has agreed to assign all its rights to the desalination technology to the Company on reimbursement of expenditures and amounts owed RAMCO by the Company, at a time to be determined.

Trademark

In 1981 the Company was granted a federal trademark for the name, Thermal Energy Storage, Inc., as well as the acronym, "TESI", and the Company's logo. A state trademark registration has been granted by the State of California. The Company believes its name is an asset as it reflects the name for thermal energy storage (TES) commomly used in the literature and in the industry.

Material Customers

In 1997, 1996 and 1995, 100 percent of the Company's revenues were derived from a research contract from the U.S. Department of Interior, Bureau of Reclamation. The failure of the Company to contract with additional new customers is having a material adverse effect on the Company.

Industry and Competition

Because of the delay created by the elimination of CFC R11 and HCFC R141b, the Company still has not entered the thermal energy storage (TES) market, which exacerbates the financial constraints under which the Company had been operating. Management is aware of at least eight companies currently competing in the off-peak storage air conditioning market. Seven of these companies produce systems based on water-ice, or water, as the storage media. Management believes its clathrate storage technology is unique and, as noted earlier, offers technical advantages over systems presently marketed by competitors.

Management is not aware of any manufacturer currently producing or developing a clathrate-based cool storage system; however, other firms with greater resources than the Company are interested in the utilization of phase-change materials for thermal energy storage. Some of these firms have the technical capability of developing a thermal energy storage system along the lines of the Company's product should they decide to do so, subject to constraints imposed by our patent position.

Both the technology and the utility perception as to the requirements for energy storage and electric power load management, are experiencing many new developments. There can be no assurance that the Company's products will not be made uncompetitive or obsolete in the future.

The Company's storage medium, HCFC R141b is currently being manufactured by several major chemical companies in the U.S. at a price that permits the company to compete in the market. However, the uncertainty surrounding the Company's ability to find a suitable replacement has stalled the Company's entrance into the market place. Should the price of a replacement increase significantly over that of R141b the Company's system could be rendered uncompetitive. An alternate clathrate former will have to be used after 2003. The Company is seeking R&D funds to meet this need.

Manufacuturing and Assembly

The Company's production of storage systems consists primarily of engineering, procurement and final assembly of components produced by other manufacturers to Company specifications, and charging the system with its storage medium. Management believes that all major equipment components of its system are, and will remain, readily obtainable from numerous suppliers to the extent necessary to meet the Company's production needs. The Company has not entered into any long-term contract for the supply of any component. The Company does not intend to build any manufacturing facilities in the foreseeable future.

Regulations

The Company's product and proposed products are subject to, or are affected directly and indirectly by various aspects of federal, state and local governmental regulations and tax laws. The federal excise tax imposed on CFC R11, which made the Company's use of CFC R11 impractical, is an example. After 2003 the clathrate former R141b will also be prohibited by EPA regulations. Residential and commercial use of the Company's thermal energy storage systems is also affected by various state and local building codes. Such regulations, while not directed specifically to thermal energy storage devices, can impact the use of systems in which the Company's energy storage units are used.

There is growing interest and activity at all levels relating to government and industry regulation of alternate energy sources. Governmental entities could impose regulations applicable to the Company and its products, which might require the Company to submit its products to various testing, certification and labeling programs. Management also expects that private industry associations will become more active in this area. In the future the Company may also be required to submit its products for testing and certification to independent organizations. Compliance with future regulatory or private industry standards could involve substantial costs and have a material impact on Company operations.

Employees

As of December 31, 1997 the Company had no full time employees. Part time employees, consultants and contractors are hired as needed in engineering, marketing, manufacturing and administration.

ITEM 2. PROPERTIES

Lease

In March, 1998 the Company moved to 6362 Ferris Square, Suite C, San Diego, California 92121, where it share 1,600 square feet of office space with RAMCO. RAMCO signed a three year lease, commencing on March 1, 1998, and RAMCO is currently providing the office space to the Company for no charge.


ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Price range of Common Shares

The Common Shares of the Company are traded on the over-the-counter market and quoted under the symbol "TESI". TESI Common Shares are not currently quoted by the National Quotation Bureau. The Company acts as Transfer Agent for the Common Shares. There are approximately 3,000 shareholders of record of Common Shares.

The Company has not, since inception, declared or paid a cash or other dividend with respect to the Common Shares. Management does not contemplate the payment of such dividend on the Common Shares in the foreseeable future.

On June 26, 1984, the Company was removed from the NASDAQ automated reporting system as the Company was not in compliance with requirements of the NASD Bylaws because it was not current in its reporting obligations under the Securities Exchange Act of 1934 and because it no longer met the financial net worth standards set by NASDAQ. Market prices for the Company's Common Shares can now be obtained through NASDAQ brokerage houses.

Delinquent filings and effects in market for securities

The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996 and 1997, and did not timely file the quarterly form 10-Q required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934 for the period ending September 30 , 1993 and, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-K and the 1997 10-Q reports the Company will be current in its reporting under the referenced provisions of the 1934 Act.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain financial data of the Company for the years ended December 31, 1994 through December 31, 1997 and is qualified in its entirety by the financial statements and notes thereto included in ITEM 9. FINANCIAL STATEMENTS.

                                      Year Ended December 31,
                            ____________________________________________
                              1997        1996        1995        1994

Revenues                    $280,787    $153,684    $ 40,000     $     0
Net income (loss)            (21,578)    (83,707)    (82,633)     (4,358)
Per common share               (.000)      (.001)      (.001)       .000
Total assets                  27,828      58,557       4,851       4,042
Long term obligations              0           0           0           0
Cash dividends per share           0           0           0           0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources

In 1990 a new United States federal excise tax on the material CFC R11 used in the formation of the Company's storage media forced the Company to terminate its U.S. marketing efforts until a suitable substitute material was identified and sucessfully demonstrated.

Under contract from Consolidated Edison of New York and Empire State Electric Energy Research Corp. (a group of New York State utilities) the Company conducted successful research and identified a new clathrate forming material, HCFC R141b, as a suitable replacement. This material is being manufacturing by several major chemical companies in the U.S. as a substitute for CFC R11 in the rigid foam insulation industry. Currently the EPA, through the National Clean Air Act, has approved this material, which has an Ozone Depletion Potential of approximately 11% of the former clathrate former CFC R11, for manufacture through 2003.

The Company's Board of Directors has directed management to seek an alignment with a financially strong company with compatible business interests to market its Snopeak Storage System and to retain cognizant of any new development with clathrate forming materials that have zero ODP, such as certain hydrofluorocarbons (HFC's) that are not now being manufactured but which are under study by several U.S. chemical companies. Without such an alignment the company may be unable to market its products and may terminate its business.

In 1988 the Company obtained a $50,000 bank loan, guaranteed by the Directors and a major stockholder, and in January 1990 completed a Private Placement which sustained the Company operations until receipt of the Consolidated Edison/ESEERCO contract. In 1992, $25,000 of the Bank loan was repaid by the Directors and the major stockholder (who became a member of the Board of Directors in 1991). In 1993, $15,625 was repaid by the Directors and the major stockholder. In 1994, the bank loan was paid off by the Directors and the major stockholder. The Company is actively seeking additional operating funds to sustain operations until such time as it generates a positive cash flow from internal operations.

As of December 31, 1997, the Company had accounts receivable of $18,554 as compared to accounts receivable totaling $18,150 as of December 31, 1996.
As of December 31, 1997 the Company had a cash balance of $6,263 as compared to $37,396 cash at December 31, 1996.

The Company had a net loss of $21,578 in 1997. This loss was due to an excess of expenses over contract revenues in 1997.

A negative cash flow from operations was approximately $2,600 per month throughout 1997, as compared to a positive cash flow from operations of approximately $2,960 per month in 1996 and a positive cash flow of $75 per month in 1995.

Current assets and total assets were $27,828 as of December 31,1997 compared to current assets and total assets of $58,557 as of December 31,1996 and $4,851 as of December 31, 1995.

As of December 31, 1997 the Company had a working capital deficiency of $661,092. As of December 31, 1996 the Company had a working capital deficiency of $639,514 as compared to a working capital deficiency of $555,807 as of December 31, 1995. This deficiency in working capital was due to operating losses.

As of December 31, 1997 the Company had no bank loans outstanding. As of December 31, 1994, the Company had paid off the bank loan.

As of December 31, 1997 the Company had accounts payable totaling $59,273. As of December 31, 1996 the Company had accounts payable totaling $106,585 as compared to accounts payable of $26,558 as of December 31, 1995.

Effective July 20, 1987, the Company entered into an agreement with Renewable Resource Systems, Inc. (RRSI) of Menlo Park, California whereby RRSI purchased 3,000,000 Common Shares for $150,000 cash or $.05 per share, and an additional 6,375,000 Common Shares at $.133 per share for a total of $850,000. As of December 31, 1987 the total of $1,000,000 was received by the Company and 9,375,000 Common Shares were issued to RRSI.

In October 1989 RRSI informed the Company that they were terminating their business in the U.S. and intended to use their Company holdings to satisfy their contractual agreements with certain key employees. As a result of negotiations between RRSI, the Company and Mr. A. Philip Bray, (former CEO of RRSI, and who, in 1992, became a Company Board Member) and in return for a release of obligations and liabilities among the Company, RRSI and two (then current) Company Board Members employed by RRSI, it was agreed that the Company would issue to RRSI a warrant to purchase up to 2,280,427 Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares to be canceled by the Company. These canceled shares formed the basis of a non-dilutive Private Placement completed by the Company in February 1990. Mr Bray received the remainder of the Common Shares held by RRSI and RRSI's warrant to purchase 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan. In 1990 Mr. Bray lent the Company $15,000 in working capital.

During the period 1989 through 1997 there were periods when there were lapses in the Company's liability insurance coverage. The Company may have financial exposure for claims arising during the periods in which no coverage existed. No such claims against the Company had been made as of December 31, 1997 and the Company knows of no incidents that would lead to any such claims.

In December 1992, the Company's management, citing severe financial restrictions, instituted a change to the Company's use of independent auditors, approving instead the change from Peterson & Co., a La Jolla based accounting firm, to use financial results as prepared by the Company's independent bookkeeper since 1988, Mr. William Jankowski. Management had no disagreements with Peterson & Co. during the 1990 and 1991 fiscal year audits on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. All financial results presented herein are in accord with all previous practices used by the Company and past auditors and are considered accurate. The sole reason for making this change is to conserve operating funds.

In 1990 the Company settled a lawsuit with Alternate Energy Development Corporation by paying $2,500.

The Company needs to raise additional funding to sustain operations until the Company becomes self sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development.
The Company is currently seeking to align itself or merge with a financially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions and affiliations with several suitable companies but currently there are no ongoing negotiations.

Results of Operations

In 1988, a field demonstration of a 250 ton-hour storage system was placed in trial operation. At approximately the same time a 24 ton-hour system also was placed in a field operation. Both systems immediately developed similar and unexpected operating problems relating to equipment sizing and scale-up from the Company's test stand system.

These scale up and sizing problems led to the decision by the Board of Directors to suspend marketing activities and to initiate the subsequent extensive testing program. These decisions further led to substantial cost increases during 1988 and 1989.

To solve these technical operating problems management commenced an around-the-clock test program on the Company's test stand and, at the same time, halted field testing of the field units. The test ran for over five months and was completed in December 1988. Subsequently, all data was reduced and analyzed. On the basis of this analysis certain modifications were made to the design of the Company's system such that operation of the system at the 100% storage capacity rating for each of the Company's field demonstration units was successfully demonstrated.

The Company had $280,787 in contract revenues for the year ended December 31, 1997 and $153,683 in contract revenues in 1996.

As of December 31, 1997 and December 31, 1996 there was no backlog of business. The BUREC contract requires a funding participation of $178,000, which funding, in major part, is being provided for by RAMCO Inc.

There were no research and development expenses in 1997 and 1996. Research and development expenses were $66,115 for the year ended December 31, 1995 as compared to research and development expenses of $2,104 for the year ended December 31, 1994.

There was no interest income or interest expense for 1997, 1996 and 1995.

Selling, general and administrative expenses were $16,150 as of December 31, 1997. Selling, general and administrative expenses were $58,449 as of December 31, 1996 as compared to $31,974 as of December 1995.

It is Management's opinion that inflation had no significant effect on Company operations in 1997 and no significant effect is forecast for 1998.

ITEM 8. MANAGEMENT STATEMENT ON LACK OF INDEPENDENT PUBLIC ACCOUNTANT
REPORT

This Annual Report Form 10K for 1997, for the sixth year, does not contain a report by our accounting firm, Peterson and Company, which would normally be included. Rather, the financial statements have been reviewed by the company's President and by Mr. William Jankowski, the company's bookkeeper since 1988. All financial results presented herein are in accord with all previous practices used by the company and past auditors and all are considered accurate. The sole reason for not including the auditor's report is to conserve operating funds.


                 ITEM 9. - FINANCIAL STATEMENTS

                  THERMAL ENERGY STORAGE, INC.

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (Unaudited)


(Amounts in thousands, except per share data)

                              1997      1996     1995
                             ______    ______   ______
REVENUES
 Contract services           $  281    $  154   $   40

COST OF REVENUES
 Contract services              292       190       30
                             ______    ______   ______

Gross Profit (Loss)             (11)      (36)      10

Research and development          0         0       66
Selling, general and
 administrative expenses         16        59       32
                             ______    ______   ______

Operating Loss                  (27)      (95)     (88)


Other income                      5        11        5
                             ______    ______   ______

Net Loss                        (22)      (84)     (83)

Accumulated Deficit -
 Beginning of Period         (4,738)   (4,655)  (4,572)
                             _______   _______  _______

Accumulated Deficit -
 End of Period               (4,760)   (4,739)  (4,655)



Loss per share               $(.000)   $(.001)  $(.001)

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                      1997               1996
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $    6             $   37
  Accounts receivable                     19                 18
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total Current Assets                      28                 58

 Property, Plant and Equipment           109                109
  Accumulated depreciation              (109)              (109)
                                      ______             ______
TOTAL ASSETS                              28                 58

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                    $   59             $  107
  Accrued payroll                        101                101
  Payable to officers and afiliates      529                490
                                      ______             ______
Total Current Liabilities                689                698


Stockholder's Deficit
  Preferred stock par value $.10
   per share; 30,000,000 shares
   authorized; none issued
  Common stock par value $.001 per
   share; 110,000,000 shares
   authorized; 58,931,289 shares
   issued and outstanding in
   1997 and 1996                          59                 59
  Additional paid-in capital           4,040              4,040
 Accumulated deficit                  (4,760)            (4,739)
                                      _______            _______
Total Stockholders' Equity            $ (661)            $ (640)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   28             $   58

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                           (Unaudited)

(Amounts in thousands)
                                        1997               1996

Cash Flow From Operating Activities:
 Loss From Operations                 $  (22)            $  (84)
                                      _______            _______


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation                             0                  0
 Increase (Decrease) From Changes:
  Receivables                             (1)               (18)
  Accounts payable                       (46)                80
  Other accrued liabilities                0                 (5)
  Payable to affiliates                   38                 74
                                      _______            _______


Net Cash Provided By (Used In)
Operating Activities                  $  (31)            $   47
                                      _______            _______

Cash Flow From Investing Activities:  $    0             $    0

Cash Flow From Financing Activities:  $    0             $  (12)
                                      _______            _______

  Increase (decrease)in Cash             (31)                35

Cash at Beginning of Year             $   37             $    2
                                      _______            _______
Cash at End of Period                 $    6             $   37

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997

Note 1. Organization and Nature of Operations

Thermal Energy Storage, Inc. needs to raise additional funding to sustain operations until the Company becomes self-sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development. The Company is currently seeking to align itself or merge with a financially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions, and affiliations with several suitable companies.

Without additional funding, or merger with a financially strong company, the Company may be unable to market its products and may terminate its business. For the last three years, the Company has been funded in part by RAMCO, a company wholly owned by the Company's president, and for two of those years, the Company's president has served without compensation. RAMCO has notified the Company that it does not intend to continue such support of the Company's activities beyond 1997. It is therefore likely that the Company will cease operations if a new funding source is not found.

In October, 1993 the Company was awarded a $103,000 participatory contract from the US Department of Interior, Bureau of Reclamation (BUREC), to perform a feasibility study to determine if RAMCO's technology was suitable for the desalination of sea water. Known as "freeze desalination", a clathrate system has the potential to be a more efficient desalination system than reverse osmosis systems currently in use. The study, completed in April, 1995, theoretically verified the technical feasibility of the clathrate desalination process and showed that this system has the potential to compete with other desalination systems now in commercial use. RAMCO then permitted the Company to use its desalination paten applications in pursuit of this and subsequent work.

In October 1995 the Company received a follow-on participatory contract for $450,000 to build a small clathrate desalination demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding for the $178,000 participatory share, are being paid by RAMCO until another funding source can be obtained, since the Company does not have sufficient funds to meet the funding requirements. This contract has a scheduled completion date of May 31, 1998 and is currently in the construction stage.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of asset and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds to sustain operations. As of December 31, 1997 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, are entirely composed of purchased parts as of December 31, 1997 and 1996.

Property and equipment

Depreciation is provided using the straight line method over the estimated useful lives of the related property, as follows:
        Machinery and equipment             3-7 years
        Furniture and fixtures             5-10 years

Accrued payroll and related taxes

Accrued payroll of $101,326 consists of accrued compensation due to the Company's President as of December 31, 1997 and December 31, 1996.

Revenue and cost recognition for contract services

Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

Note 3. Loss Per Share

Computation of loss per share was based on the weighted average number of 58,931,289 Common shares outstanding in 1997 and 1996. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per common share because the effect would be insignificant for 1997 and 1996.

Note 4. Related Party Transactions

The Company's President is the President and sole shareholder of RAMCO, which is a holder of the Company's equity securities. From 1983 to 1985, RAMCO loaned the Company a total of $123,517 on an interest free basis of which $7,500 was repaid in 1983, $9,022 in 1985, $5,000 in 1987, and
$63,936 in 1988. RAMCO charged the Company $5,237 and $5,765 during 1986 and 1987 respectively, for travel, secretarial and engineering services of which $5,539 was outstanding at December 31, 1988. It was anticipated that the balance owed RAMCO of $43,598 would be paid at the rate of $7,500 per month commencing January 1, 1989 in lieu of equivalent salary which will be accrued and paid from Company profits in accord with an agreement requested by the Company's President and approved by the Company's Board of Directors. No such payments were made in 1989 nor did the President receive any cash for salary in 1989. RAMCO lent the Company funds at various times throughout 1989. In 1990, 1991, 1992 and 1995, the Company's President provided his service to the Company through the RAMCO affiliate, an arrangement approved by the Company's Board of Directors in 1990. In 1990 RAMCO charged the Company $90,000 for management services and was paid $72,924 with a balance due as of December 31, 1990 and 1989 of $35,477 and $18,401, respectively. In 1991 RAMCO charged the Company $90,000 for services and was paid $21,737 with a balance due as of December 31, 1991 of $103,740. In 1992 RAMCO charged the Company, but was not paid, $90,000 for services, and advanced the Company $24,632 with a balance due as of December 31, 1992 of $218,372. In 1993 RAMCO did not charge the Company for services and was repaid $9,174 with a balance of $209,198 as of December 31, 1993. In 1994 RAMCO did not charge the Company for services and advanced the Company $22,302 with a balance due of $231,500 as of December 31, 1994. In 1995 RAMCO charged the Company, but was not paid, $90,000 for services and advanced the Company $14,950 with a balance due of $336,450 as of December 31, 1995. In 1996 RAMCO charged the company $30,000 for services and advanced the company $58,942, with a balance due of $425,393 as of December 31, 1996. In 1997 RAMCO advanced the Company $38,161 with a balance due of $463,554 as of December 31, 1997.

In order for the Company to qualify to receive a BUREC contract, in 1995 RAMCO agreed to fund up to $178,000 of the participatory BUREC contract until another funding source can be obtained. RAMCO is the holder of a patent application for a clathrate-based desalination system and has agreed to cross-license the technology, as embodied in the patent application and any developments through completion of the BUREC contract, to TESI on a world-wide, royalty-free basis, in perpetuity. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company, at a time to be determined.

Note 5. Revenues

In the past a substantial portion of the Company's revenues other than license fees are derived from a limited number of customers. In 1997, 1996, 1995, 1993 and 1992 one customer accounted for 100 percent of revenues. There were no revenues in 1994.

Note 6. Common Shares and Warrants

On September 17, 1987, the Company entered into a common stock purchase agreement (the "Agreement") with Renewable Resource Systems, Inc. (RRSI) of Menlo Park, California. On July 20, 1987 the Company sold 3,000,000 Common Shares at a price of $.05 per share for $150,000 cash and during September through December 1987 sold an additional 6,375,000 Common Shares at $.13 1/3 per share for $850,000 cash.

In October 1989 RRSI informed the Company that they were terminating their business in the U.S. and intended to use their holdings in the Company to satisfy their contractual agreements with certain key employees. As a result of a negotiation between RRSI, the Company and Mr. A. Philip Bray (former CEO of RRSI and subsequent to the year ending December 31, 1991 a Company Board Member), and in return for a release of obligations and liabilities amoung the Company RRSI and two (then current) Company Board Members employed by RRSI, it was agreed that the Company would issue a warrant to purchase up to 2,280,427 Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares to be canceled by the Company. The canceled shares formed the basis of a non-dilutive Private Placement completed by the Company in February 1990. Mr. Bray received the remainder of the Common Shares held by RRSI and the RRSI warrant to purchase up to 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan. In 1990 Mr. Bray lent the Company $15,000 in working capital.

In connection with the sale of Common Shares to RRSI and in consideration of other services rendered, in 1987 the Company issued to a consultant 500,000 Common Shares valued at $.03 per share. The consultant, Sidney M. Stoller, also become a member of the Board of Directors. On December 14, 1987, the Company entered into an agreement with Mr. Stoller under which he could acquire warrants for the purchase of up to 300,000 shares of the Company's Common Shares at an exercise price of $.1333 per share, and as of December 31, 1988 Mr. Stoller had acquired warrants to purchase 300,000 Common Shares. The warrants were issued in exchange for consulting services to be provided through December 1988 and expire two years from completion of such services. The consulting contract was extended through December 31, 1992. During 1990 Mr. Stoller acquired warrants to purchase an additional 300,000 Common Shares. The Board of Directors directed that the exercise price be established at $.03 per share.

Common Shares reserved for issuance on the exercise of warrants and options as of December 31, 1997 are as follows (excluding susequently expired warrants):

          Description                                Shares Reserved

   Warrants                                              4,830,047
   Non-qualified stock options                             350,000
   Incentive stock options (Note 7)                      7,400,000
                                                        __________

                                                        12,580,047

Note 7. Stock Options

Pursuant to a stock plan approved by the Company's stockholders in June, 1988, the Company reserved 7,500,000 Common Shares (100,000 Shares were purchased in 1988 pursuant to this plan leaving 7,400,000 Shares reserved). The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase Common Shares at prices not less than the fair market value at the date of grant as determined by the Compensation and Stock Option Committee of the Board of Directors. The period for the exercise of each option granted is five years from the date of grant of an incentive stock option and ten years from the date of the grant of a non-qualified stock option. Options to purchase 1,000,000 and 150,000 Common Shares were forfeited in 1992 and 1989.

In 1990 the Company granted an option to purchase 100,000 Common Shares at $.065 per share to an employee who has terminated employment, in exchange for future services to be rendered relatng to technology transfer.

In 1994 and 1995, the Company granted an option to purchase shares at $.03 per share, in exchange for future assistance relating to financial, administrative, stockholder and marketing services as follows:

         Mr. Larry O'Donnell                      200,000 shares
         Mr. William Jankowski                    200,000 shares
         Mrs. Virginia Paul                       200,000 shares
         Mrs. Bernice King                        100,000 shares
         Mrs. Debbie Smith                        100,000 shares
         Mr. Richard Andersen                     200,000 shares

In 1995 the Board of Diectors reestablished the option price to $0.005 for the 1,000,000 shares outlined.

Note 8. Income Taxes and Net Operating Losses

The Company has net operating loss carry-forwards of approximately $2,554,000 as of December 31, 1997, available to reduce future federal taxable income. The carry-forwards expire $248,000 in 1998, $615,000 in 1999, $206,000 in 2000, $23,000 in 2001, $403,000 in 2002, $463,000 in
2003, $226,000 in 2004, $105,000 in 2006, $114,000 in 2007, $18,000 in
2009, $69,000 in 2010, $84,000 in 2011 and $22,000 in 2012.

In December 1987, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income Taxes". Because the Company has significant net operating loss carry-forwards and no material differences between book income and taxable income, implementation of SFAS No. 96 is not expected to have a material effect on the Company's reported financial position and results of operations.

Note 9. Commitments and Contingencies

The Company has no other undisclosed commitments or contingencies.

Note 10. Equipment Warranties and Claims

There are no pending or threatened lawsuits against the Company.

Note 11. Going Concern

As shown in the accompanying financial statements, as of December 31, 1997 the Company's current liabilities exceeded its current assets by $661,092. Those factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its success in obtaining working capital and increasing revenues. The Company plans on obtaining working capital through performance on contracts and potential merger with a company with complementary products. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

ITEM 10. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

Management believes that the terms of the transactions described hereunder were as favorable to the Company as could have been arranged with unaffiliated parties.

No executive officers have been paid compensation during the years ended December 31, 1997, 1996 and 1995. No compensation was accrued for any executive officer during the year ended December 31, 1997, $30,000 in compensation was accrued and unpaid in 1996 and $90,000 was accrued and unpaid in 1995.

The Company adopted a Stock Option Plan (the "Plan") on March 18, 1981 which was approved by the shareholders on May 28, 1981 and further amended on October 30, 1987, and approved by the shareholders in June 1988. The purpose of the Plan is to advance the interest of the Company and shareholders by affording to employees an opportunity to acquire or increase their proprietary interest in the Company by the grant to such employees of options.

Options granted pursuant to the Plan shall be options to purchase shares of the Company's Common Stock, $.001 par value. Subject to adjustments described in the Plan the aggregate number of Common Shares which may be issued upon the exercise of options granted cannot exceed 7,500,000 Common Shares.

There were no Common Shares acquired through the exercise of options granted by the Company to its executive officers during the fiscal years ended December 31, 1997 and 1996 and to all executive officers as a group.

Options for 100,000 Common Shares were exercised by a terminating employee in 1988. No stock options were exercised during the years ended December 31, 1991, 1990, 1989, 1987 and 1986. In February 1985, the Board of Directors accelerated the vesting period to make all options granted prior to December 31, 1984 fully exercisable.

The Plan is administered by a standing Compensation and Stock Option Committee of the Board of Directors. The members of the Compensation and Stock Option Committee are Messrs. Lawrence O'Donnell and Sidney Stoller. The Compensation and Stock Option Committee met in 1994 and issued stock options in Note 7.

Compensation of Directors

Directors who are employed by the Company receive no special compensation for serving as Directors or for their attendance at Board or Committee meetings. Company policy is to pay non-employee Directors a fee of $480 per day for Board and Committee meetings, except that if a committee meeting is held in conjunction with a Board meeting there is no compensation for the committee meeting. For the years end December 31, 1992 through December 31, 1997 no Directors fees were accrued or paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997 certain information with respect to all stockholders known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, and all officers and directors of the Company as a group.

     Name and Address of                Shares Owned          Percent of
     Beneficial Owner                   Beneficially          Class
     __________________                 ____________          _________

     Richard A. McCormack                10,067,503            17.1% (1)
     8155 Paseo del Ocaso
     La Jolla, CA 92037

     All Officers and                    19,328,944            32.8%
     Directors as a Group

     A. Philip Bray                       6,719,573            11.4%
     235 Montgomery, Suite 820
     San Francisco, CA 94104


     (1) Includes 857,000 shares held of record by RAMCO, INC. a corporation wholly-owned by Richard A. McCormack.

                   PART II - OTHER INFORMATION

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

  A. Documents filed as part of this report:

      1. Financial Statements:

           Statements of Loss and Accummulated Deficit
           Balance Sheets
           Statements of Cash Flow

      2. Exhibits required to be filed by item 601 of Regulation S-K:

           (3a) Articles of Incorporation of the Company incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-18, dated September 21, 1979, Registration No. 2-65548, (hereinafter "1979 Form s-18).

           (3b) By Laws of the Company incorporated by reference to Exhibit
           2.2 of the Company's 1979 Form S-18.

           (3c) Form of Common Share Purchase Warrant, issued by the Company to certain Underwriters for 600,000 Common Shares incorporated by reference to 1979 Form S-18.

           (10a) Cross License Agreement, dated March 2, 1979 by and between Kay Laboratories, Inc. and the Company incorporated by reference to Exhibit 11.1(d) of the Company's 1979 Form S-18.

           (10b) Contract to Supply Equipment and Services dated August 28, 1986 by and between Pacific Gas and Electric and the Company incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K dated December 31, 1987 (hereinafter "1987 10-K").

           (10c) Contract to Supply Equipment and Services, dated April 28, 1987 by and between Southern California Edison and the Company incorporated by reference to Exhibit 10(c) to the Company's
           1987 10-K.

           (10d) Stock Purchase Agreement effective July 20, 1987 by and Renewable resource Systems, Inc. and the Company, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K dated September 17, 1987.

           (10e) Consulting Agreement between the Company and Sidney Stoller, Director, incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K.

           (10f) Settlement Agreement between Company and RRSI and Philip Bray incorporated by reference to Exhibit 10(f) to the Company's 1989 10-K.

           (28a) U.S. Patent No. 4,696,338, incorporated by reference to
           Exhibit 28(a) to the Company's 1987 10-K.

           (28b) U.S. Patent Application Serial No. 07/176,934 incorporated by reference to Exhibit 28(b) to the Company's 1987 10-K.


  B. Reports on Form 8-K

       No reports have been filed on Form 8-K during the year end
       December 31, 1997.

                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant
                                   Richard A. McCormack, President




March 30, 1998                     Richard A. McCoramck
Date                               Richard A. McCormack
                                   President and Principal Executive Officer


May 7, 1998                        Sidney M. Stoller
Date                               Sidney M. Stoller
                                   Director


April 1, 1998                      Lawrence O'Donnell
Date                               Lawrence O'Donnell
                                   Director


March 30, 1998                     Philip Bray
Date                               Philip Bray
                                   Director