Form 10-Q
period 1997-03-31
THERMAL ENERGY STORAGE INC
filed 1998-09-08
CIK 313277

===========================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File No.
  March 31, 1997.                                           0-9180



                          THERMAL ENERGY STORAGE, INC.
           (Exact name of the registrant as specified in its charter)


                                    COLORADO
         (State of other jurisdiction of incorporation or organization)

                                   95-3333931
                      (I.R.S. Employer Identification No.)

                          6365 Ferris Square, Suite E
                          San Diego, California  92121

      Registrant's telephone number, including area code:  (619) 453-1395



===========================================================================


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   [x]     NO [_]

    Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report: 58,931,289 Common Shares, par value $.001 per share.

                                     PART I

                             FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS


         Please refer to succeeding pages for the financial statements.


                          THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                March 31,       December 31,
                                                   1997             1997
                                        -------------------
-------------------

CURRENT ASSETS:

    Cash                                        $ 36,247          $ 37,396

    Accounts receivable                                0            18,150
    Inventories                                    1,000             1,000
    Prepaid expenses and deposits                  2,011             2,011
                                        -------------------
-------------------
            Total current assets                  39,258            58,557
                                        -------------------
-------------------

PROPERTY AND EQUIPMENT, at cost

    Machinery and equipment                       55,946            55,946
    Furniture and fixtures                        53,677            53,677
                                        -------------------
-------------------
                                                 109,623           109,623

        Less - Accumulated depreciation         (109,623)         (109,623)
                                        -------------------
-------------------
                                                       0                 0
                                        -------------------
-------------------
                                               $  39,258        $   58,557
                                        ==================   ===================

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                             March 31,       December 31,
                                                1997             1996
                                            ------------    -------------

CURRENT LIABILITIES:

    Accounts payable                         $ 33,732         $ 106,585

    Accrued payroll                           101,326           101,326
    Payable to officers and affiliates        501,665           490,160
                                             -----------    -------------
            Total current liabilities         636,723           698,071
                                             -----------    -------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

    Preferred stock, par value $.10
        per share; 30,000,000 shares
        authorized; none issued                   --                --
    Common stock, par value $.001 per
        share; 110,000,000 shares author-
        ized; 58,931,289 shares issued
        and outstanding at March 31, 1997
        and December 31, 1996                  58,931            58,931
    Additional paid-in capital              4,040,281         4,040,281
    Accumulated deficit                    (4,696,677)       (4,738,726)
                                          -------------     -------------
            Total shareholders' deficit      (597,465)         (639,514)
                                          -------------     -------------
                                             $  39,258        $   58,557
                                          =============     =============

                      THERMAL ENERGY STORAGE, INC.

                        STATEMENTS OF OPERATIONS
                               (Unaudited)
                                          Quarter Ended     Quarter Ended
                                          March 31, 1997    March 31, 1996
                                         ----------------   --------------

REVENUES:
  Contract services                        $ 101,914         $  11,535
                                           -------------      ------------
       Total revenues                        101,914            11,535
                                           -------------      ------------
COST OF REVENUES:

  Contract services                           59,610             9,061
                                            ------------      ------------
       Total cost of revenues                 59,610             9,061
                                            ------------      ------------
       Gross profit                           42,304             2,474
                                            ------------      ------------

OPERATING EXPENSES:

  Research and development                         0                 0
  Selling, general and administrative          2,080             7,328
                                             ------------      -----------
       Total operating expenses                2,080             7,328
                                             ------------      -----------
       Income (Loss) from operations          40,224            (4,854)
                                             ------------       ----------

OTHER INCOME (EXPENSE):

  Transfer fees                                1,825             1,120
                                             -------------      ----------
NET INCOME (LOSS)                          $  42,049        $   (3,734)
                                              ===========       ==========

NET INCOME (LOSS) per common share           $     0        $        0
                                              ===========       ==========



                          THERMAL ENERGY STORAGE, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)


                                       Quarter Ended        Quarter Ended
                                       March 31, 1997       March 31, 1996
                                      -------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers             $ 83,764            $ 11,535
  Cash paid to suppliers                    (84,913)            (11,073)
                                           ----------          ----------
     Net cash provided (used) by
        operating activities                 (1,149)                462
                                           -----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS
  FROM FINANCING ACTIVITIES                       0                   0
                                           -----------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (1,149)                462

Cash and cash equivalents at
  beginning of year                          37,396               1,840
                                           -----------         ----------
Cash and cash equivalents at
  end of period                           $  36,247          $    2,302
                                           ===========         ==========

                           THERMAL ENERGY STORAGE, INC.

                            STATEMENTS OF CASH FLOWS

                      RECONCILIATION OF NET INCOME (LOSS)
              TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

                                          Quarter Ended      Quarter Ended
                                          March 31, 1997     March 31, 1996
                                     -------------------   -------------------
Net Income (Loss)                          $  42,049           $  (3,734)

Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by operating
 activities:

  Depreciation                                     0                   0

  DECREASE (INCREASE) -

     Accounts receivable                      18,150                   0
     Prepaid expenses and deposits                 0                   0


  INCREASE (DECREASE) -

     Accounts payable                        (72,853)             (6,550)
     Payable to officers and affiliates       11,505              10,746
                                     -------------------   -------------------

Net cash provided (used) by
 operating activities                      $  (1,149)          $     462
                                     ==================   ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Material Changes in Financial Condition

     As of March 31, 1997 cash and cash equivalents amounted to $36,247 as compared to $37,396 as of December 31, 1996. The decrease since December 31, 1996 was primarily attributable an decrease in accounts receivable of $18,150, a decrease in accounts payable of $72,853 and an increase in payable to affiliates of $11,505 and a net income for the quarter ended
March 31, 1996 of $42,049.

     As of March 31, 1997 total shareholders' deficit amounted to $(597,465) as compared to ($639,514) as of December 31, 1996. The decrease since December 31, 1996 was attributable to income of $42,049.