Form 10-Q
period 1997-06-30
THERMAL ENERGY STORAGE INC
filed 1998-09-08
CIK 313277

===============================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                 Commission File No.
  June 30, 1997                                             0-9180


                          THERMAL ENERGY STORAGE, INC.
           (Exact name of the registrant as specified in its charter)


                                    COLORADO
         (State of other jurisdiction of incorporation or organization)

                                   95-3333931
                      (I.R.S. Employer Identification No.)

                          6335 Ferris Square, Suite E
                          San Diego, California 92121

      Registrant's telephone number, including area code:  (619) 453-1395


===========================================================================


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

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
                                (Unaudited)

                                  ASSETS


                                                 June 30,       December 31,
                                                   1997             1996
                                               -------------     ------------

CURRENT ASSETS:

    Cash                                        $ 20,844          $ 36,396

    Accounts receivable                                0            18,150

    Inventories                                    1,000             1,000

    Prepaid expenses and deposits                  2,011             2,011
                                                ----------        ----------
            Total current assets                  23,854            58,557
                                                ----------        ----------

PROPERTY AND EQUIPMENT, at cost

    Machinery and equipment                       55,946            55,946

    Furniture and fixtures                        53,677            53,677
                                                ----------        ----------
                                                 109,623           109,623

        Less - Accumulated depreciation         (109,623)         (109,623)
                                                ----------        ----------
                                                       0                 0
                                                ----------        ----------
                                               $  23,854         $  58,557
                                                ==========        ==========

                          THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                 June 30,       December 31,
                                                   1997             1996
                                               -------------     ------------
CURRENT LIABILITIES:

    Accounts payable                            $ 33,732          $106,585

    Accrued payroll                              101,326           101,326

    Payable to officers and affiliates           504,864           490,160
                                                ----------        ---------
            Total current liabilities            639,922           698,071
                                                ----------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

    Preferred stock, par value $.10
        per share; 30,000,000 shares
        authorized; none issued                     --                --

    Common stock, par value $.001 per
        share; 110,000,000 shares author-
        ized; 58,931,289 shares issued
        and outstanding at June 30, 1997
        and December 31, 1996                     58,931            58,931

    Additional paid-in capital                 4,040,281         4,040,281

    Accumulated deficit                       (4,715,280)       (4,738,726)

                                               ----------        ----------
            Total Shareholders' Deficit         (616,068)         (639,514)
                                               ----------        ----------
                                               $  23,854         $  58,557
                                               ==========        ==========

                          THERMAL ENERGY STORAGE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Quarter Ended         Six Months Ended
                                     June 30,                 June 30,
                                 1997        1996         1997        1996
                              --------  ----------     ---------  -------
REVENUES:

  Contract services           $ 62,443    $ 32,932      $164,357    $ 44,467
                              --------    --------     ---------    --------
       Total revenues           62,443      32,932       164,357      44,467
                              --------    --------     ---------   ---------
COST OF REVENUES:

  Contract services             78,845      40,458       138,455      49,519
                              --------    --------     ---------   ---------
                                78,845      40,458       138,455      49,519
                              --------    --------     ---------   ---------
    Gross profit (loss)        (16,402)     (7,526)       25,902     (5,052)
                              --------    --------     ---------   ---------

OPERATING EXPENSES:

  Research and development           0           0             0           0

  Selling, general and
   administrative expenses       3,078       8,158         5,158      15,486
                              ---------    -------     ---------   ---------
   Total operating expenses      3,078       8,158         5,158      15,486
                              --------    --------     ---------   ---------
 Income (loss) from operations (19,480)    (15,684)       20,744     (20,538)
                               --------    --------    ---------   ----------

OTHER INCOME (EXPENSE):

  Transfer fees                    875       1,105          2,700       2,225
                              ---------    ---------    ---------   ---------
 NET PROFIT OR (LOSS)         $(18,605)   $(14,579)      $ 23,444    $(18,313)
                              =========   ==========    =========   =========


NET PROFIT OR (LOSS)
  PER COMMON SHARE           $   (0)     $   (0)        $    0      $   (0)
                              =========   ==========    =========   =========

                          THERMAL ENERGY STORAGE, INC.

                            STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)


                                         Six Months Ended     Six Months Ended
                                           June 30, 1997        June 30, 1996
                                         ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers              $146,207            $ 44,467

  Cash paid to suppliers                    (162,759)            (41,387)
                                            ----------          ----------
     Net cash provided (used) by
        operating activities                 (16,552)              3,080
                                           ----------          ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS
  FROM FINANCING ACTIVITIES                        0                   0
                                           ----------          ----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (16,552)              3,080


Cash and cash equivalents at
  beginning of year                           37,396               1,840
                                           ----------          ----------
Cash and cash equivalents at
  end of period                            $  20,844           $   4,920
                                           ==========          ==========

                          THERMAL ENERGY STORAGE, INC.

                            STATEMENTS OF CASH FLOWS

                      RECONCILIATION OF NET INCOME (LOSS)

                   TO NET CASH (USED) BY OPERATING ACTIVITIES


                                        Six Months Ended      Six Months Ended
                                          June 30, 1997         June 30, 1996
                                        ----------------      ----------------

Net income (loss)                          $   23,444           $  (18,313)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:

  Depreciation                                      0                    0


  DECREASE (INCREASE) -

     Accounts receivable                       18,150                    0
      Prepaid expenses and deposits                 0                    0


  INCREASE (DECREASE) -

     Accounts payable                         (72,850)              (6,550)
     Other accrued liabilities                      0                    0
     Payable to officers and affiliates        14,704               27,943
                                               ----------           ----------

Net cash used by operating activities       $ (16,552)            $  3,080
                                            ==========           ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition

     As of June 30, 1997 cash and cash equivalents amounted to $20,844 as compared to $37,396 as of December 31, 1996. The decrease since December 31, 1996 was primarily attributable to an decrease in accounts payable of $72,850 and an increase in payable to affiliates of $14,704 and a net income for the six months ended June 30, 1997 of $23,444.

     As of June 30, 1997 total shareholders' deficit amounted to $(616,068) as compared to ($639,514) as of December 31, 1996. The decrease since December 31, 1996 was attributable to an income of $23,444.