Form 10-Q
period 1997-09-30
THERMAL ENERGY STORAGE INC
filed 1998-09-08
CIK 313277

========================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No.
 September 30, 1997.                                           0-9180

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


========================================================================


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

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                           September 30,    December 31,
                                                1997             1996
                                           -------------    -------------

CURRENT ASSETS:
    Cash                                       $ 27,073          $ 37,396

    Accounts receivable                               0            18,150
    Inventories                                   1,000             1,000
    Prepaid expenses and deposits                 2,011             2,011
                                                ---------          -------
            Total current assets                 30,084            58,557
                                                 --------          -------

PROPERTY AND EQUIPMENT, at cost

    Machinery and equipment                      55,946            55,946
    Furniture and fixtures                       53,677            53,677
                                                 ------            ------
                                                 109,623           109,623

        Less-accumulated depreciation          (109,623)         (109,623)
                                               ----------        ---------
                                              $  30,084         $  58,557
                                               ==========        =========

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                            September 30,    December 31,
                                                1997             1996
                                            -------------    ------------
CURRENT LIABILITIES:
    Accounts payable                         $ 32,277          $106,585
    Accrued payroll                           101,326           101,326
    Payable to officers and affiliates        520,597           490,160
                                             ---------         ---------
            Total current liabilities         654,200           698,071
                                             ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

    Preferred stock, par value $.10
        per share; 30,000,000 shares
        authorized; none issued                ----              ----
    Common stock, par value $.001 per
        share; 110,000,000 shares author-
        ized; 58,931,289 shares issued
        and outstanding at September 30,
        1997 and December 31, 1996             58,931             58,931
    Additional paid-in capital              4,040,281          4,040,281
    Accumulated deficit                    (4,723,328)        (4,738,726)
                                           -----------         ----------
            Total shareholders' deficit      (624,116)          (639,514)
                                           -----------         ----------
                                            $  30,084          $  58,557
                                           ===========         ==========

                          THERMAL ENERGY STORAGE, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Quarter Ended            Nine Months Ended
                               September 30,             September 30,
                               1997        1996        1997        1996
                             --------   ---------    --------    -------
REVENUES:
  Contract services        $ 94,110    $ 32,806       $258,467    $ 77,273
       Total revenues        94,110      32,806        258,467      77,273
                           --------    --------       --------    --------
COST OF REVENUES:
  Contract services         100,025      40,247        238,480      89,766
                           --------    --------       --------    --------
                            100,025      40,247        238,480      89,766
                           --------    --------       --------    --------
   Gross profit (loss)       (5,915)     (7,441)        19,987     (12,493)
                           --------    --------       --------    --------
OPERATING EXPENSES:
  Research and development        0           0              0           0
  Selling, general and
   administrative expenses    4,012       9,694          9,170      25,180
                           --------    --------       --------    --------
   Total operating expenses   4,012       9,694          9,170      25,180
                           --------    --------       --------    --------
   Income (loss) from
    operations               (9,927)    (17,135)        10,817     (37,673)
                           --------    --------       --------    --------
OTHER INCOME (EXPENSE):
  Transfer fees               1,879       2,343          4,579       4,568
                           --------    --------       --------    --------
NET PROFIT OR (LOSS)       $ (8,048)   $(14,792)      $ 15,396    $(33,105)
                            ========   =========      =========   =========

NET PROFIT OR (LOSS)
  PER COMMON SHARE           $   (0)     $   (0)         $    0      $   (0)
                           =========   =========      =========   =========

                          THERMAL ENERGY STORAGE, INC.

                            STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                         Nine Months Ended     Nine Months
Ended
                                        September 30, 1997    September 30,
1996
                                        -------------------
-------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers              $240,317            $ 77,273
  Cash paid to suppliers and employees      (250,640)            (77,985)
                                        ---------------      ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (10,323)               (712)

Cash and cash equivalents at
  beginning of year                           37,396               1,840
                                        ----------------      -----------
Cash and cash equivalents at
  end of period                            $  27,073           $   1,128
                                        ================      ===========

                          THERMAL ENERGY STORAGE, INC.
                            STATEMENTS OF CASH FLOWS
                      RECONCILIATION OF NET INCOME (LOSS)
                   TO NET CASH (USED) BY OPERATING ACTIVITIES

                                       Nine Months Ended     Nine Months Ended
                                    September 30, 1997   September 30, 1996
                                   -------------------   -------------------
Net income (loss)                        $   15,396           $  (33,105)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:

  Depreciation                                    0                    0

  DECREASE (INCREASE) -
     Accounts receivable                     18,150                    0
     Prepaid expenses and deposits                0                    0
  INCREASE (DECREASE) -
     Accounts payable                       (74,306)              (6,550)
     Other accrued liabilities                    0                    0
     Payable to officers and affiliates      30,437               38,943
                                        --------------      -------------

Net cash used by operating activities     $ (10,323)           $    (712)
                                        ===============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition

     As of September 30, 1997 cash and cash equivalents amounted to $27,073 as compared to $37,396 as of December 31, 1996. The decrease since December 31, 1996 was primarily attributable an decrease in accounts receivable of $18,150, a decrease in accounts payable of $74,306 and an increase in pay-able to affiliates of $30,437 and a net income for the nine months ended September 30, 1997 of $15,396.

     As of September 30, 1997 total shareholders' deficit amounted to ($624,116) as compared to ($639,514) as of December 31, 1996. The decrease since December 31, 1996 was attributable to an income of $15,396.