Form 10-Q
period 1998-03-31
THERMAL ENERGY STORAGE INC
filed 1999-03-08
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           March 31, 1998

Commission file Number     0-9180

                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)

         Colorado                               95-3333931
(State of incorporation)           (IRS Employer Identification No.)

6362 Ferris Square, Suite C
San Diego, CA                                     92121
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number:                (619) 453-1395

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:     Common Stock, $.001 Par Value - 58,931,289 shares


                 PART I. - FINANCIAL INFORMATION

                   THERMAL ENERGY STORAGE, INC.

                     STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS
                  ENDED MARCH 31, 1998 AND 1997
                           (Unaudited)

(Amounts in thousands, except per share data)

                                         1998     1997
                                        ______   ______
Contract services                       $   41   $  102

Cost of revenues                            35       60
                                        ______   ______

Gross profit (loss)                          6       42

Selling, general and
 administrative expenses                     6        2
                                        ______   ______

Operating profit (loss)                      0       40
Transfer fees                                2        2
Other expense                                0        0
                                        ______   ______

Net income (loss)                            2       42

Accumulated deficit -
 Beginning of period                    (4,760)  (4,739)
                                        ______   ______
Accumulated deficit -
 End of period                          (4,758)  (4,697)


Loss per share                          $  .00   $  .00

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                 March 1998        December 1997
                               ______________      ______________

ASSETS
Current assets
  Cash                                $    4             $    6
  Accounts receivable                     41                 19
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      48                 28
 Property and equipment
  less accumulated depreciation of
  $109,623 and $109,623                    0                  0
                                       ______             ______
TOTAL ASSETS                              48                 28

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   68             $   59
  Accrued payroll                        101                101
  Payable to officers and affiliates     538                529
                                      ______             ______
Total current liabilities                707                689

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,758)            (4,760)
                                      _______            _______
Total stockholders' deficit           $ (659)            $ (661)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   48             $   28

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited)

(Amounts in thousands)
                                        1998               1997

Cash flow from operating activities:
 Income from operations               $    2            $    42
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Decrease (increase) from changes:
  Receivables                            (23)                18
  Prepaid expenses                         0                  0
 Increase (decrease) from changes:
  Accounts payable                         8                (73)
  Payable to officers & affiliates        10                 12
                                      _______            _______
Net cash used in operating activities $   (3)            $   (1)
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Decrease in cash                        (3)                (1)
Cash at beginning of year             $    6             $   37
                                      _______            _______
Cash at end of period                 $    3             $   36

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          March 31, 1998

Material Changes in Financial Condition

     As of March 31, 1998 cash and cash equivalents amounted to $3,528 as compared to $6,264 as of December 31, 1997. The decrease since December 31, 1997 was primarily attributable to an increase in accounts receivable of $22,892, an increase in accounts payable of $8,487, an increase in payable to affiliates of $10,000 and a net income for the three months ended March 31, 1998 of $1,669.

     As of March 31, 1998 total shareholders' deficit amounted to $(659,422) as compared to $(661,091) at December 31, 1997. The decrease since December 31, 1997 was attributable to income of $1,669.

                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


February 19, 1999                  Richard A. McCormack
Date                               Richard A. McCormack
                                   President