Form 10-Q
period 1998-06-30
THERMAL ENERGY STORAGE INC
filed 1999-03-08
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1998

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


                 PART I. - FINANCIAL INFORMATION

                   THERMAL ENERGY STORAGE, INC.

                     STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 1998 AND 1997
                           (Unaudited)

(Amounts in thousands, except per share data)
                            Three months ended   Six months ended
                                  June 30            June 30
                            __________________  _________________
                              1998      1997     1998     1997
                             ______    ______   ______   ______
Contract services            $   40    $   63   $   82   $  164

Cost of revenues                 14        79       49      138
                             ______    ______   ______   ______

Gross profit (loss)              26       (16)      33       26

Selling, general and
 administrative expenses         11         3       17        5
                             ______    ______   ______   ______

Operating profit (loss)          15       (19)      16       21
Transfer fees                     1         1        2        3
Other expense                    (1)        0       (1)       0
                             ______    ______   ______   ______

Net income (loss)                15       (18)      17       24

Accumulated deficit -
 Beginning of period         (4,758)   (4,697)  (4,760)  (4,739)
                             _______   _______  _______  _______
Accumulated deficit -
 End of period               (4,743)   (4,715)  (4,743)  (4,715)


Loss per share               $  .00    $ (.00)  $  .00   $  .00

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                 June 1998          December 1997
                               ______________      ______________

ASSETS
Current assets
  Cash                                $    1             $    6
  Accounts receivable                     30                 19
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      34                 28
 Property and equipment
  less accumulated depreciation of
  $109,623 and $109,623                    0                  0
                                       ______             ______
TOTAL ASSETS                              34                 28

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   25             $   59
  Accrued payroll                        101                101
  Payable to officers and affiliates     552                529
                                      ______             ______
Total current liabilities                678                689

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,743)            (4,760)
                                      _______            _______
Total stockholders' deficit           $ (644)            $ (661)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   34             $   28

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (Unaudited)

(Amounts in thousands)
                                        1998               1997

Cash flow from operating activities:
 Income from operations               $   17            $    24
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Decrease (increase) from changes:
  Receivables                            (11)                18
  Prepaid expenses                         0                  0
 Increase (decrease) from changes:
  Accounts payable                       (35)               (73)
  Payable to officers & affiliates        24                 15
                                      _______            _______
Net cash used in operating activities $   (5)            $  (16)
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Decrease in cash                        (5)               (16)
Cash at beginning of year             $    6             $   37
                                      _______            _______
Cash at end of period                 $    1             $   21

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          June 30, 1998

Material Changes in Financial Condition

     As of June 30, 1998 cash and cash equivalents amounted to $533 as compared to $6,264 as of December 31, 1997. The decrease since December 31, 1997 was primarily attributable to an increase in accounts receivable of $11,446, a decrease in accounts payable of $34,815, an increase in payable to affiliates of $23,500 and a net income for the six months ended June 30, 1998 of $17,030.

     As of June 30, 1998 total shareholders' deficit amounted to $(644,061) as compared to $(661,091) at December 31, 1997. The decrease since December 31, 1997 was attributable to income of $17,030.

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