Form 10-K
period 1998-12-31
THERMAL ENERGY STORAGE INC
filed 1999-03-08
CIK 313277

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal period ended           December 31, 1998

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

                        YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998:
     Common Stock, $.001 Par Value - 58,931,289 shares

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

The U.S. Environmental Protection Agency (EPA) has determined that R141b depletes ozone in the upper atmosphere and that it has an Ozone Depletion
Potential (ODP) of 0.11.   This is substantially lower than the material
used by the Company earlier, a chloroflourocarbon, CFC, R11, trichloromonoflouromethane, the production of which has been banned by the EPA and which had an ODP of 1.0. The EPA has ruled that the manufacture of R141b must cease in the year 2003. This ruling, coupled with the uncertainty of finding a suitable replacement, has effectively eliminated the Company's ability to sell its product in its prime marketplace.

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

Since the manufacture of R141b will cease in the US in 2003, an effort is being made to find a suitable substitute clathrate-former for desalination purposes. For this service a higher temperature clathrate former is desirable. A small, follow-on contract has been received from the Bureau of Reclamation to identify possible replacement materials suitable for desalination, which work is ongoing. In identifying potential clathrate formers for the purpose of desalination it is possible that the work could also find clathrate former candidates for use in thermal energy storage.

Company Business Outlook

Since 1989 the Company's existence has been threatened by serious financial difficulties as a result of circumstances that made the Company unable to market its products. These circumstances have been noted in prior 10-K reports and are briefly reviewed under History below. In fact, as early as 1989, the Company's Directors were required to consider terminating the Company's business when it became unclear that the Company could meet its obligations for operating funds. However, certain of the Directors, including the President pledged personal funds to attempt to keep the Company in operation, principally to explore the possibility of a merger or acquisition with or by a stronger company, and more recently to help advance the desalination technology. With this financial support the Company was able to continue.

After 1992, substantial contributions from the President were a major source of funding, combined with supplementary support from other Directors. In 1994, dollar contributions from the other Directors ceased although these Directors continue to provide services. Continued financial support by the President from 1994 to present have produced some positive results. The Company has received funds from the Bureau of Reclamation for its desalination program. These funds from the Bureau have also carried with them an obligation for the Company to contribute on a participatory basis and this latter obligation was met in major part by continued funding of the Company by RAMCO, a firm wholly owned by the Company's President.

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

The TES system first developed by the Company relied on the use of the refrigerant labeled R11 (monofluorotrichloromethane), a chlorofluorocarbon
(CFC) that was subsequently (in 1989) identified with the depletion of the earth's ozone layer. The U.S. government placed a heavy tax on the use of CFC R11 in 1990 and the U.S. Environment Protection Agency (EPA) ordered the termination of manufacture of all CFC products at the end of 1995.

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

In 1993 an effort was begun to pursue clathrate desalination technology.
This work led to a contract with the Bureau of Reclamation (BUREC) to design, build, and test a small-scale demonstration plant at the Natural Energy Laboratory of Hawaii, on the Big Island of Hawaii. As part of this endeavor a search for a new clathrate former for use with the desalination technology is being made and that work is ongoing. In order to obtain this contract, RAMCO, to a large extent, met the financial sharing obligations required by BUREC.

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

Over the long and difficult period, from 1989 to present, while the Company was developing its 'Snopeak product line and searching for a suitable replacement for its clathrate-forming chemical, many fundamental and structural changes were occurring in the traditional electric utility industry leading up to the current restructuring of the industry. Having lost its ability to market its 'Snopeak product line because of EPA rulings, the Company sought to align with a financially strong company with comparable business interests that would continue to fund the search for new a clathrate-former as well as to develop the desalination technology. However management judges that the best opportunity to find an appropriate partner is to find a suitable replacement clathrate-former and also to develop a working system for its desalination technology at its Hawaiian test site.
(The reason for choosing Hawaii for the test site is that at NELH there exists an extensive supply of cold deep sea water (2,000 feet) pumped to the surface for use by the various tenants of NELH).

In an approach to revitalize itself the Company was able to obtain two cost-sharing desalination contracts from the Bureau of Reclamation amounting to $553,000 for work that will continue through September 1998. In order for the Company to obtain these contracts it was necessary for RAMCO to agree to fund the major part of the cost-sharing amount of $241,000.

The testing to date has shown that four of the five subsystems making up the desalination system operate satisfactorily. The fifth system, the separator and wash column, did not work as required for the overall system to be deemed successful. Follow on funding was sought from BUREC to modify the design of the design of the separator and wash column and to perform further testing.

This funding was held back by BUREC because of an incident at NELH in September 1998 whereby certain parties accused, falsely as it turns out, NELH and the Company of causing a fish kill through the release of R141b into the outfall from the company's test facility. The company's subsequent investigation determined that the most likely cause of any fish kill was due to thermal shock caused by the release of very cold water into the warm water that collects in the outfall during periods when the company's system is not operating. Further it was shown that the R141b to be toxic to humans, fish or plant life it would have to be in concentrations on the order of magnitude of 1 million times greater than the amounts reportedly detected.
It was concluded that the most likely cause of there being R141b in the outfall was through the efforts of one or more disgruntled defendants in a suit brought by NELH to eject them from the land to which they claim ownership, which land is part of NELH's facility.

The Company expects to receive the follow on contract from BUREC before March 1999.

Research and Development

The Company spent $494,293 on research and product development during the period from inception (December 8, 1978) to December 31, 1981, $187,744 during 1982, $42,827 during 1983, $33,921 during 1984, $92,967 during 1985,
$91,359 during 1986, $65,455 during 1987, $128,714 during 1988, $34,979 during 1989, $34,562 during 1990, $33,818 during 1991, $39,889 during
1992, $8,873 during 1993, $2,104 during 1994 and $66,115 during 1995 for a total expenditure on research and development during the period from inception to December 31, 1998 of $1,357,620.

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

Trademark

In 1981 the Company was granted a federal trademark for the name, Thermal Energy Storage, Inc., as well as the acronym, "TESI", and the Company's logo. A state trademark registration has been granted by the State of California. The Company believes its name is an asset as it reflects the name for thermal energy storage (TES) commonly used in the literature and in the industry.

Material Customers

In 1998, 1997, and 1996, 100 percent of the Company's revenues were derived from a research contract from the U.S. Department of Interior, Bureau of Reclamation, CEROS. The failure of the Company to contract with additional new customers is having a material adverse effect on the Company.

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

Manufacturing and Assembly

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

Employees

As of December 31, 1998 the Company had no full time employees. Part time employees, consultants and contractors are hired as needed in engineering, marketing, manufacturing and administration.


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

                               PART II


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

Delinquent filings and effects in market for securities

The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996, 1997 and 1998, and did not timely file the quarterly form 10-Q required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-K and the 1998 10-Q reports the Company will be current in its reporting under the referenced provisions of the 1934 Act.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain financial data of the Company for the years ended December 31, 1995 through December 31, 1998 and is qualified in its entirety by the financial statements and notes thereto included in ITEM 9. FINANCIAL STATEMENTS.

                                      Year Ended December 31,
                            ____________________________________________
                              1998        1997        1996        1995

Revenues                    $140,714    $280,787    $153,684     $40,000
Net income (loss)             (4,013)    (21,578)    (83,707)    (82,633)
Per common share               (.000)      (.001)      (.001)      (.001)
Total assets                  29,000      27,828      58,557       4,851
Long term obligations              0           0           0           0
Cash dividends per share           0           0           0           0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources

In 1990 a new United States federal excise tax on the material CFC R11 used in the formation of the Company's storage media forced the Company to terminate its U.S. marketing efforts until a suitable substitute material was identified and successfully demonstrated.

Under contract from Consolidated Edison of New York and Empire State Electric Energy Research Corp. (a group of New York State utilities) the Company conducted successful research and identified a new clathrate forming material, HCFC R141b, as a suitable replacement. This material is being manufactured by several major chemical companies in the U.S. as a substitute for CFC R11 in the rigid foam insulation industry. Currently the EPA, through the National Clean Air Act, has approved this material, which has an Ozone Depletion Potential of approximately 11% of the former clathrate former CFC R11, for manufacture through 2003.

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

As of December 31, 1998, the Company had accounts receivable of $25,000 as compared to accounts receivable totaling $18,554 as of December 31, 1997. As of December 31, 1998 the Company had a cash balance of $989 as compared to $6,263 cash at December 31, 1997.

The Company had a net loss of $4,013 in 1998. This loss was due to an excess of expenses over contract revenues in 1998.

A negative cash flow from operations was approximately $500 per month throughout 1998, as compared to a negative cash flow from operations of approximately $2,600 per month in 1997 and a positive cash flow of $2,960 per month in 1996.

Current assets and total assets were $29,000 as of December 31,1998 compared to current assets and total assets of $27,828 as of December 31,1997 and $58,557 as of December 31, 1996.

As of December 31, 1998 the Company had a working capital deficiency of $665,105. As of December 31, 1997 the Company had a working capital deficiency of $661,092 as compared to a working capital deficiency of $639,514 as of December 31, 1996. This deficiency in working capital was due to operating losses.

As of December 31, 1998 the Company had no bank loans outstanding. As of December 31, 1994, the Company had paid off the bank loan.

As of December 31, 1998 the Company had accounts payable totaling $24,458. As of December 31, 1997 the Company had accounts payable totaling $59,273 as compared to accounts payable of $106,585 as of December 31, 1996.

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

In October, 1989 RRSI informed the Company that they were terminating their business in the U.S. and intended to use their Company holdings to satisfy their contractual agreements with certain key employees. As a result of negotiations between RRSI, the Company and Mr. A. Philip Bray, (former CEO of RRSI, and who, in 1992, became a Company Board Member) and in return for a release of obligations and liabilities among the Company, RRSI and two (then current) Company Board Members employed by RRSI, it was agreed that the Company would issue to RRSI a warrant to purchase up to 2,280,427 Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares to be canceled by the Company. These canceled shares formed the basis of a non-dilutive Private Placement completed by the Company in February 1990. Mr. Bray received the remainder of the Common Shares held by RRSI and RRSI's warrant to purchase 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan. In 1990 Mr. Bray lent the Company $15,000 in working capital.

During the period 1989 through 1998 there were periods when there were lapses in the Company's liability insurance coverage. The Company may have financial exposure for claims arising during the periods in which no coverage existed. No such claims against the Company had been made as of December 31, 1998 and the Company knows of no incidents that would lead to any such claims.

In December 1992, the Company's management, citing severe financial restrictions, instituted a change to the Company's use of independent auditors, approving instead the change from Peterson & Co., a La Jolla based accounting firm, to use financial results as prepared by the Company's independent bookkeeper since 1988, Mr. William Jankowski. Management had no disagreements with Peterson & Co. during the 1990 and 1991 fiscal year audits on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. All financial results presented herein are in accord with all previous practices used by the Company and past auditors and are considered accurate. The sole reason for making this change is to conserve operating funds. In 1998 the Company hired Mr. William McKee, CPA, to prepare the financial statements without audit or review. The 10k and 10q reports were prepared by William Jankowski.

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

Management believes that the company can pursue a strategic alliance with any other firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalination technology and the thermal storage technology.

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

The Company had $140,714 in contract revenues for the year ended December 31, 1998 and $280,787 in contract revenues in 1997.

As of December 31, 1998 and December 31, 1997 there was no backlog of business. The BUREC contract required a funding participation of $178,000, which funding, in major part, was provided for by RAMCO Inc.

There were no research and development expenses in 1998, 1997 and 1996. Research and development expenses were $66,115 for the year ended
December 31, 1995 as compared to research and development expenses of $2,104 for the year ended December 31, 1994.

There was no interest income or interest expense for 1998, 1997 and 1996.

Selling, general and administrative expenses were $28,671 as of December 31, 1998. Selling, general and administrative expenses were $16,150 as of December 31, 1997 as compared to $58,449 as of December 31, 1996.

It is Management's opinion that inflation had no significant effect on Company operations in 1998 and no significant effect is forecast for 1999.

ITEM 8. MANAGEMENT STATEMENT ON LACK OF INDEPENDENT PUBLIC ACCOUNTANT REPORT

The Annual Report Form 10K for the seventh year does not contain a report by our accounting firm, Peterson and Company. Rather the financial statements from 1991 until 1997 have been reviewed by the Company's President and by Mr. William Jankowski, the Company's bookkeeper since 1988. 1998 the financial statements were prepared by the firm of William McKee and Associates. The sole reason for not including the auditor's report is to conserve operating funds.

                 ITEM 9. - FINANCIAL STATEMENTS

                  THERMAL ENERGY STORAGE, INC.

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (Unaudited)


(Amounts in thousands, except per share data)
                              1998      1997     1996
                             ______    ______   ______
REVENUES
 Contract services           $  135    $  281   $  154

COST OF REVENUES
 Contract services              116       292      190
                             ______    ______   ______

Gross profit (loss)              19       (11)     (36)

Research and development          0         0        0
Selling, general and
 administrative expenses         29        16       59
                             ______    ______   ______

Operating loss                  (10)      (27)     (95)

Other income                      6         5       11
                             ______    ______   ______

Net loss                         (4)      (22)     (84)

Accumulated deficit -
 Beginning of period         (4,760)   (4,738)  (4,655)
                             _______   _______  _______
Accumulated deficit -
 End of period               (4,764)   (4,760)  (4,739)


Loss per share               $(.000)   $(.000)  $(.001)

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                      1998               1997
                               ______________      ______________

ASSETS
Current assets
  Cash                                $    1             $    6
  Accounts receivable                     25                 19
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      29                 28

 Property, plant and equipment           109                109
  Accumulated depreciation              (109)              (109)
                                      ______             ______
TOTAL ASSETS                              29                 28

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   25             $   59
  Accrued payroll                        101                101
  Payable to officers and affiliates     568                529
                                      ______             ______
Total current liabilities                694                689


Stockholder's deficit
  Preferred stock par value $.10
   per share; 30,000,000 shares
   authorized; none issued
  Common stock par value $.001 per
   share; 110,000,000 shares
   authorized; 58,931,289 shares
   issued and outstanding in
   1998 and 1997                          59                 59
  Additional paid-in capital           4,040              4,040
 Accumulated deficit                  (4,764)            (4,760)
                                      _______            _______
Total stockholders' equity            $ (665)            $ (661)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   29             $   28

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                           (Unaudited)

(Amounts in thousands)
                                        1998               1997

Cash flow from operating activities:
 Loss from operations                 $   (4)            $  (22)
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Increase (decrease) from changes:
  Receivables                             (6)                (1)
  Accounts payable                       (34)               (46)
  Other accrued liabilities                0                  0
  Payable to affiliates                   39                 38
                                      _______            _______

Net cash provided by (used in)
 operating activities                 $   (5)            $  (31)
                                      _______            _______

Cash flow from investing activities:  $    0             $    0

Cash flow from financing activities:  $    0             $    0
                                      _______            _______

  Increase (decrease) in cash             (5)               (31)

Cash at beginning of year             $    6             $   37
                                      _______            _______
Cash at end of year                   $    1             $    6

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       December 31, 1998

Note 1. Organization and Nature of Operations

Thermal Energy Storage, Inc needs to raise additional funding to sustain operations until the Company becomes self-sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development. The Company is currently seeking to align itself or merge with a financially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions, and affiliations with several suitable companies. Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalination and the thermal storage technology.

Without additional funding, or merger with a financially strong company, the Company may be unable to market its products and may terminate its business. For the last four years, the Company has been funded in part by RAMCO, a company wholly owned by the Company's president, and for three of those years, the Company's president has served without compensation. RAMCO has notified the Company that it does not intend to continue such support of the Company's activities beyond 1998. It is therefore likely that the Company will cease operations if a new funding source is not found.

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

In October 1995 the Company received a follow-on participatory contract for $450,000 to build a small clathrate desalination demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding for the $178,000 participatory share, were paid by RAMCO since the Company does not have sufficient funds to meet the funding requirements. This contract completed in September 1998. The company has sought, and expects to receive, follow on funding from BUREC as discussed under "Marketing".

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of asset and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds to sustain operations. As of December 31, 1998 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, are entirely composed of purchased parts as of December 31, 1998.

Property and equipment

Depreciation is provided using the straight line method over the estimated useful lives of the related property, as follows:
        Machinery and equipment             3-7 years
        Furniture and fixtures             5-10 years

Accrued payroll and related taxes

Accrued payroll of $101,326 consists of accrued compensation due to the Company's President as of December 31, 1998 and December 31, 1997.

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

Note 3. Loss Per Share

Computation of loss per share was based on the weighted average number of 58,931,289 Common shares outstanding in 1998 and 1997. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per common share because the effect would be insignificant for 1998 and 1997.

Note 4. Related Party Transactions

The Company's President is the President and sole shareholder of RAMCO, which is a holder of the Company's equity securities. From 1983 to 1985, RAMCO loaned the Company a total of $123,517 on an interest free basis of which $7,500 was repaid in 1983, $9,022 in 1985, $5,000 in 1987, and
$63,936 in 1988. RAMCO charged the Company $5,237 and $5,765 during 1986 and 1987 respectively, for travel, secretarial and engineering services of which $5,539 was outstanding at December 31, 1988. It was anticipated that the balance owed RAMCO of $43,598 would be paid at the rate of $7,500 per month commencing January 1, 1989 in lieu of equivalent salary which will be accrued and paid from Company profits in accord with an agreement requested by the Company's President and approved by the Company's Board of Directors. No such payments were made in 1989 nor did the President receive any cash for salary in 1989. RAMCO lent the Company funds at various times throughout 1989. In 1990, 1991, 1992 and 1995, the Company's President provided his service to the Company through the RAMCO affiliate, an arrangement approved by the Company's Board of Directors in 1990. In 1990 RAMCO charged the Company $90,000 for management services and was paid $72,924 with a balance due as of December 31, 1990 and 1989 of $35,477 and $18,401, respectively. In 1991 RAMCO charged the Company $90,000 for services and was paid $21,737 with a balance due as of December 31, 1991 of $103,740. In 1992 RAMCO charged the Company, but was not paid, $90,000 for services, and advanced the Company $24,632 with a balance due as of December 31, 1992 of $218,372. In 1993 RAMCO did not charge the Company for services and was repaid $9,174 with a balance of $209,198 as of December 31, 1993. In 1994 RAMCO did not charge the Company for services and advanced the Company $22,302 with a balance due of $231,500 as of December 31, 1994. In 1995 RAMCO charged the Company, but was not paid, $90,000 for services and advanced the Company $14,950 with a balance due of $336,450 as of December 31, 1995. In 1996 RAMCO charged the company $30,000 for services and advanced the company $58,942, with a balance due of $425,393 as of December 31, 1996. In 1997 RAMCO advanced the Company $38,161 with a balance due of $463,554 as of December 31, 1997. In 1998 RAMCO advanced the Company $40,000 with a balance due of $503,554 as of December 31, 1998.

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

Note 5. Revenues

In the past a substantial portion of the Company's revenues other than license fees are derived from a limited number of customers. In 1998, 1997, 1996, 1995 and 1993 one customer accounted for 100 percent of revenues. There were no revenues in 1994.

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

Common Shares reserved for issuance on the exercise of warrants and options as of December 31, 1998 are as follows (excluding subsequently expired warrants):

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

In 1990 the Company granted an option to purchase 100,000 Common Shares at $.065 per share to an employee who has terminated employment, in exchange for future services to be rendered relating to technology transfer.

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

In 1995 the Board of Directors reestablished the option price to $0.005 for the 1,000,000 shares outlined.

Note 8. Income Taxes and Net Operating Losses

The Company has net operating loss carry-forwards of approximately $2,352,000 as of December 31, 1998, available to reduce future federal taxable income. The carry-forwards expire $615,000 in 1999, $206,000 in 2000, $23,000 in 2001, $403,000 in 2002, $463,000 in 2003, $226,000
in 2004, $105,000 in 2006, $114,000 in 2007, $18,000 in 2009, $69,000
in 2010, $84,000 in 2011, $22,000 in 2012, $4,000 in 2013.

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

Note 11. Going Concern

As shown in the accompanying financial statements, as of December 31, 1998 the Company's current liabilities exceeded its current assets by $665,105. Those factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its success in obtaining working capital and increasing revenues. The Company plans on obtaining working capital through performance on contracts and potential merger with a company with complementary products. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

ITEM 10. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

Management believes that the terms of the transactions described hereunder were as favorable to the Company as could have been arranged with unaffiliated parties.

No executive officers have been paid compensation during the years ended December 31, 1998, 1997, 1996 and 1995. No compensation was accrued for any executive officer during the years ended December 31, 1997 and 1998, $30,000 in compensation was accrued and unpaid in 1996 and $90,000 was accrued and unpaid in 1995.

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

There were no Common Shares acquired through the exercise of options granted by the Company to its executive officers during the fiscal years ended December 31, 1998, 1997 and 1996 and to all executive officers as a group.

Options for 100,000 Common Shares were exercised by a terminating employee in 1988. No stock options were exercised during the years ended December 31, 1991, 1990, 1989, 1987 and 1986. In February 1985, the Board of Directors accelerated the vesting period to make all options granted prior to December 31, 1984 fully exercisable.

The Plan is administered by a standing Compensation and Stock Option Committee of the Board of Directors. The members of the Compensation and Stock Option Committee were Messrs. Lawrence O'Donnell and Sidney Stoller. The Compensation and Stock Option Committee met in 1994 and issued stock options in Note 7.

Compensation of Directors

Directors who are employed by the Company receive no special compensation for serving as Directors or for their attendance at Board or Committee meetings. Company policy is to pay non-employee Directors a fee of $480 per day for Board and Committee meetings, except that if a committee meeting is held in conjunction with a Board meeting there is no compensation for the committee meeting. For the years end December 31, 1992 through December 31, 1998 no Directors fees were accrued or paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998 certain information with respect to all stockholders known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, and all officers and directors of the Company as a group.

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

                   PART II - OTHER INFORMATION

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

  A. Documents filed as part of this report:
      1. Financial Statements:
           Statements of Loss and Accumulated Deficit
           Balance Sheets
           Statements of Cash Flow

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

           (10e) Consulting Agreement between the Company and Sidney Stoller, Director, incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K.

           (10f) Settlement Agreement between Company and RRSI and Philip Bray incorporated by reference to Exhibit 10(f) to the Company's 1989 10-K.

           (28a) U.S. Patent No. 4,696,338, incorporated by reference to
           Exhibit 28(a) to the Company's 1987 10-K.

           (28b) U.S. Patent Application Serial No. 07/176,934 incorporated by reference to Exhibit 28(b) to the Company's 1987 10-K.


  B. Reports on Form 8-K

       No reports have been filed on Form 8-K during the year end
       December 31, 1998.

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




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant
                                   Richard A. McCormack, President




February 19, 1999                  Richard A. McCormack
Date                               Richard A. McCormack
                                   President and Principal Executive Officer


February 19, 1999                  Sidney M. Stoller
Date                               Sidney M. Stoller
                                   Director


February 19, 1999                  Philip Bray
Date                               Philip Bray
                                   Director