Form 10-Q
period 1999-06-30
THERMAL ENERGY STORAGE INC
filed 1999-08-11
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1999

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


                 PART I. - FINANCIAL INFORMATION

                   THERMAL ENERGY STORAGE, INC.

                     STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS AND SIX MONTHS
                  ENDED JUNE 30, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands, except per share data)
                            Three months ended   Six months ended
                                  June 30            June 30
                            __________________  _________________
                              1999      1998     1999     1998
                             ______    ______   ______   ______
Contract services            $   15    $   40   $   16   $   82

Cost of revenues                 20        14       20       49
                             ______    ______   ______   ______

Gross profit (loss)              (5)       26       (4)      33

Selling, general and
 administrative expenses          0        11        0       17
                             ______    ______   ______   ______

Operating profit (loss)          (5)       15       (4)      16
Transfer fees                     0         1        0        2
Other expense                     0         0        0       (1)
                             ______    ______   ______   ______

Net income (loss)                (5)       15       (4)      17

Accumulated deficit -
 Beginning of period          (4763)   (4,758)   (4764)  (4,760)
                             _______   _______  _______  _______
Accumulated deficit -
 End of period                (4768)   (4,743)   (4768)  (4,743)


Loss per share               $  .00    $ (.00)  $  .00   $  .00

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                 June 1999          December 1998
                               ______________      ______________

ASSETS
Current assets
  Cash                                $   22             $    6
  Accounts receivable                                        19
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      25                 28
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                              25                 28

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   24             $   59
  Accrued payroll                        101                101
  Payable to officers and affiliates     568                529
                                      ______             ______
Total current liabilities                694                689

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,768)            (4,760)
                                      _______            _______
Total stockholders' deficit           $ (669)            $ (661)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   25             $   28

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands)
                                        1999               1998

Cash flow from operating activities:
 Income from operations               $  (4)            $    17
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Decrease (increase) from changes:
  Receivables                             25               (11)
  Prepaid expenses                         0                  0
 Increase (decrease) from changes:
  Accounts payable                         0                (35)
  Payable to officers & affiliates         0                 24
                                      _______            _______
Net cash provided (used)
  in operating activities            $    21            $   (5)
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Increase (decrease) in cash             21                (5)
Cash at beginning of year             $    1             $    6
                                      _______            _______
Cash at end of period                 $   22             $    1

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          June 30, 1999

Material Changes in Financial Condition

     As of June 30, 1999 cash and cash equivalents amounted to $22,875 as compared to $990 as of December 31, 1998. The increase since
December 31, 1998 was primarily attributable to collection of a $25,000 receivable from a contract with the Center of Excellence for Research in Ocean Sciences.

     As of June 30, 1999 total shareholders' deficit amounted to $(669,219) as compared to $(665,104) at December 31, 1998. The increase in deficit since December 31, 1998 was attributable to losses of $4,114

                   THERMAL ENERGY STORAGE, INC.



                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


July 23, 1999                      Richard A. McCormack
Date                               Richard A. McCormack
                                   President