Form 10-K
period 1999-12-31
THERMAL ENERGY STORAGE INC
filed 2000-03-30
CIK 313277

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the fiscal period ended                               Commission file Number
December 31, 1999                                                0-9180


                       THERMAL ENERGY STORAGE, INC.
         (Exact name of registrant as specified in its charter.)


                                Colorado
                         (State of Incorporation)


                               95-3333931
                    (IRS Employer Identification No.)


                       6362 Ferris Square, Suite C
                       San Diego, California 92121
                (Address of principal executive offices)


     Registrant's telephone number, including area code:  (858) 453-1395
         Securities registered pursuant to Section 12(g) of the Act:
              Title of class: Common Stock, $.001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES []        NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999:

           Common Stock, $.001 Par Value - 58,931,289 shares

                        THERMAL ENERGY STORAGE, INC.

                     1999 Annual Report on Form 10-K

                            TABLE OF CONTENTS

PART I
Item 1.     Business                                                       1
Item 2.     Properties                                                     9
Item 3.     Legal Proceedings                                              9
Item 4.     Submission of Matters to a Vote of Security Holders            9

PART II
Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters                                           10
Item 6.     Selected Financial Data                                       10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11
Item 7a.    Quantitative and Qualitative Disclosures about Market Risks   13
Item 8.     Financial Statements and Supplementary Data                   14
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           14

PART III
Item 10.     Directors and Executive Officers of the Registrant           15
Item 11.     Executive Compensation                                       15
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                               16
Item 13.     Certain Relationships and Related Transactions               16

PART IV
Item 14.     Exhibits Financial Statement Schedules and
             Reports on Form 8-K                                          17

                                      PART I

Item 1. Business

General

Thermal Energy Storage, Inc. (TESI) is an innovator in the application of a variety of thermal storage mechanisms, and in the application of one of these mechanisms to the production of potable water from seawater. The Company has designed, developed, and installed systems for reducing the peak load on air conditioning systems. This is accomplished by "cool storage" a term for describing the creation of a heat sink that can absorb peak air conditioning loads. "Cool storage" produces economies by reducing the size and cost of the air conditioning equipment, and by shifting air conditioning electrical loads from peak periods to off-peak periods when electricity is cheaper.

The company's systems make use of patented technology that induces water to form ice-like crystals (a "clathrate") by adding certain chemicals to the water. A system using CCl2FCH3 (monofluorodichloroethane or R141b) induced crystal formation at 47.5F. The heat of fusion of the clathrate is close to that of water, and provides the heat sink mechanism. In addition, the company has recently designed, built, and tested small capacity experimental systems for the desalination of seawater. The desalination systems take advantage of the phenomenon observed in ordinary ice; that it excludes the salt when it freezes and the ice produced is nearly pure water. Clathrate crystals are used in this process to produce crystals at temperatures well above the ice freezing temperature in seawater. Crystals may be produced from cold seawater available at ocean depths of about 2000 feet without mechanical refrigeration, reducing the energy required to obtain potable water.

Products Background

Thermal Energy Storage Systems

The Company has developed a unique system to create a heat sink for thermal energy as a means of reducing the initial and operating cost of large central air conditioning units. The system absorbs energy by melting"clathrate" crystals. The clathrates used by the company are structures formed of water and a small molecule of certain materials that promotes crystallization at higher freezing temperature than water alone. In recent experiments the Company used the clathrate forming compound R141b, or hydrochlorofluorocarbon (HCFC) 141b. The clathrate crystals and water produce a slurry that is stored in a tank and pumped through a heat exchanger to absorb heat when the air conditioning load increases above the nominal capacity of the air conditioner.

The clathrate crystal slurry has several advantages over the more conventional, ordinary water-ice systems in use for this purpose:

(i) the clathrate freezes at approximately 47.5F instead of 32F as with water-ice and thus permits retrofitting thermal energy storage (TES) systems to existing compressors;

(ii) the clathrate requires much less energy to achieve storage at this higher temperature as compared to ordinary ice; and

(iii) the clathrate does not expand as does ordinary ice, thereby simplifying equipment design and minimizing the risk of damage that can occur with ordinary ice.

The U.S. Environmental Protection Agency (EPA) has determined that R141b depletes ozone in the upper atmosphere and that it has an Ozone Depletion
Potential (ODP) of 0.11.   This is substantially lower than a
chlorofluorocarbon
used by the Company earlier,  (trichloromono-fluoromethane, also known as CFC
11
or R11). The production of R11 has been banned by the EPA because it had an ODP of 1.0. Although the ODP of R141b is almost a factor of ten lower, the EPA has ruled that the manufacture of R141b must cease in the year 2003. This ruling, coupled with the uncertainty of finding a suitable replacement, has effectively eliminated the Company's ability to sell its product in its prime marketplace.

Through work performed in the development of a freeze desalination system the Company has identified alternative clathrate formers that have freezing temperatures which may be suitable for the thermal storage application. Although the freezing temperature is important in this application other characteristics of the crystals are also important in determining the feasibility of their use. Nevertheless, the search for a suitable clathrate former for desalination may also yield a substitute clathrate former, with zero ODP, for the purposes of thermal energy storage.

Freeze Desalination Systems

For several years the Company has done research and development on the application of clathrate technology to the desalination of seawater. This work was funded by the Company's president through his solely owned engineering consulting company, RAMCO, Inc., and support agreements with the Department of Interior, Bureau of Reclamation (BuRec).

In this process, the clathrate former R141b is mixed with cold seawater from 2,000-foot depth, forming a slurry of the clathrate-crystals. The slurry is pumped to a device known as a wash column where the clathrate crystals are separated from and washed of surface brine. The crystals are then melted producing fresh water and the R141b is recovered for reinjection in a continuous cycle. The initial studies and subsequent experiments show that, if certain problems can be resolved, this process could compete economically with desalination systems now in use.

Since the manufacture of R141b will cease in the US in 2003, an effort is under way to find a suitable substitute clathrate-former for desalination purposes. For this service a higher temperature clathrate former is desirable because it would either make increased production efficiency possible where cold water is available or would broaden the geographic applicability of the process. A follow-on contract was received from the Bureau of Reclamation in 1999 to identify possible replacement clathrate formers suitable for desalination. During 1999 the work under this agreement identified clathrate formers that have a zero ozone depletion potential, and that form clathrate crystals at higher temperatures than R141b, at pressures deemed feasible by the Company for the desalination process. Additionally, some of the clathrate formers identified for the purpose of desalination may be useful in certain thermal energy storage applications.

Customers

In 1988 the company installed a demonstration system at a field office of Southern California Edison Company. The system, which used R11 as the clathrate former, operated successfully for a period of two years. In 1989, the EPA ruled that R11 could no longer be produced in the United States leading the company to search for a Freon-replacement chemical. The Company's research found a foam-blowing agent (R141b) that, although relatively expensive, was otherwise superior to R11. In 1993 the EPA ruled that R141b production would not be permitted after 2003. In each instance where the EPA ordered production stopped, the long-term unavailability of the clathrate formers precluded marketing the Company's systems, necessitating a search for alternatives. Consequently, the company has no current customers for its products, no backlog, and no in-house manufacturing capability. The company's sales and marketing efforts at present are directed toward obtaining additional support for research and development testing of clathrate forming chemicals thus far identified.

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

After 1992, substantial contributions from the President were a major source of funding, combined with supplementary support from other Directors. In 1994, dollar contributions from the other Directors ceased although these Directors continue to provide services. Continued efforts from 1994 to present have produced some positive results and the Company has received funds from the Bureau of Reclamation for its desalination program. These funds from the Bureau have also carried with them an obligation for the Company to contribute on a participatory basis and this latter obligation was met in major part by continued funding of the Company by RAMCO, Inc.

In the 1995 Annual Report, Form 10K, the company reported that there was one outside company with whom there had been discussions concerning a possible merger of the two organizations. However in 1996 those discussions were terminated. There have been no other discussions since and none are expected unless and until a new replacement clathrate former is found.

Competition

Because of the delay created by the elimination of R11 and R141b, the Company still has not entered the thermal energy storage (TES) market, which exacerbates the financial constraints under which the Company had been operating. Management is aware of at least eight companies currently competing in the off-peak storage air conditioning market. Seven of these companies produce systems based on water-ice, or water, as the storage media. Management believes its clathrate storage technology is unique and, as noted earlier, offers technical advantages over systems presently marketed by competitors.

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

The clathrate former (R141b) used in the Company's storage medium is currently being manufactured by several major chemical companies in the U.S. at a price that permits the company to compete in the market. However, the uncertainty surrounding the Company's ability to find a suitable replacement has stalled the
Company's entrance into the market place. Should the price of a replacement increase significantly over that of R141b the Company's system could be rendered uncompetitive. An alternate clathrate former will have to be used after 2003.

The Company continues to seek R&D funds to meet this need.
The company is aware of other makers of thermal storage systems for air conditioning applications. The primary market for the Company's systems is for large central air conditioning systems such as those employed in office buildings, shopping malls, and high-technology manufacturing facilities. The Company believes that its systems have significant advantages, including higher efficiency, over competing thermal storage systems. The company is aware of another patent on clathrate desalination, but does not believe that the clathrate desalination technology embodied in that patent offers the advantages inherent in the company's technology. The Company anticipates that competition from makers of distillation and reverse osmosis desalination systems will be significant because of their current presence in the marketplace.

Marketing

Analysis of a typical utility company's electrical load pattern over a 24-hour period shows that daytime use by customers is much higher than nighttime. A utility must have sufficient generating capacity to meet this daytime, or "peak" period, load. Such being the case, many utility generators are left under-utilized during the nighttime, or "off-peak" period. In fact, the typical utility company has approximately twice the installed generating capacity it would need if its load were level throughout the day. Because of this disparity, to the extent that a utility can shift electrical loads from peak to off-peak periods, the utility can avoid building additional generating capacity.
By virtue of such load shifting, utilities would be able to operate more efficiently by utilizing their most efficient generators at a higher capacity through the night. For this reason electricity rates are generally much higher during peak periods than during off-peak periods. The difference in rates is such that a thermal energy storage system can produce substantial economies in energy costs. The restructuring of the electrical industry that results in market-based prices for electricity is expected to emphasize the need for off-peak energy storage.

History

Thermal Energy Storage, Inc. (the Company) was incorporated under the laws of Colorado on December 8, 1978. Initially the Company's business was the manufacture and marketing of thermal energy storage systems to the solar industry. In fact, the great majority of the Company's existing shareholders trace their participation to the 1979-1983 period.

By the end of 1984 consumer demand for solar energy systems declined and the Company directed its efforts into the growing commercial demand for off-peak cool thermal storage in large central air conditioning systems. The TES system first developed by the Company relied on the use of the refrigerant labeled R11 (monofluorotrichloromethane), a chlorofluorocarbon (CFC) that was subsequently (in 1989) identified with the depletion of the earth's ozone layer. The U.S. government placed a heavy tax on the use of CFC R11 in 1990 and the U.S. Environmental Protection Agency (EPA) ordered the termination of manufacture of all CFC products at the end of 1995.

Under a contract with Consolidated Edison of New York, the Company was successful in identifying the R141b as a suitable replacement to R11. However, the expenditures made by the Company to accomplish the development of the 'SnoPeak (A contraction of "there's no peak") thermal energy storage system depleted the Company's resources so that it was unable to sustain a marketing effort. The Company then began to seek merger partners to promote the product line.

In 1993 an effort was begun to pursue clathrate desalination technology. This work led to a sharing contract with the Bureau of Reclamation (BuRec) to design, build, and test a small-scale pilot plant at the Natural Energy Laboratory of Hawaii, on the Big Island of Hawaii. As part of this endeavor a search for a new clathrate former for use with the desalination technology was made and that work is ongoing. In order to obtain this contract, RAMCO met the financial sharing obligations required by BuRec.

In January, 1995 the Company's President filed for a patent on a clathrate desalination system, which patent has subsequently been issued. All costs incurred up to the time of issuance of the patent and thereafter, for developing, obtaining and supporting the patent were paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and developments through the completion of the aforementioned BuRec contract, to the Company in perpetuity, on a world-wide, royalty-free basis. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

In 1995 the EPA dealt the company another blow when it ruled that the manufacture of R141b must also be terminated and established the year 2003 as the date after which no new material can be produced. This ruling by EPA effectively removed the Company from both the thermal energy storage and desalination markets.

Over the long and difficult period, from 1989 to present, while the Company was developing its 'Snopeak product line and searching for a suitable replacement for its clathrate-forming chemical, many fundamental and structural changes were occurring in the traditional electric utility industry leading up to the current restructuring of the industry. Having lost its ability to market its 'Snopeak product line because of EPA rulings, the Company sought to align with a financially strong company with comparable business interests that would continue to fund the search for new a clathrate-former as well as to develop the desalination technology. However management judges that the best opportunity to find an appropriate partner is to find a suitable replacement clathrate-former and also to develop a working system for its desalination technology for a demonstration plant. The NELH site is a prime candidate for a demonstration plant because of the available supply of cold deep seawater (42F at 2,000 feet) pumped to the surface for use by the various tenants of NELH.

In an approach to revitalize itself the Company was able to obtain two cost-sharing desalination contracts from the Bureau of Reclamation amounting to $553,000. In order for the Company to obtain these contracts it was necessary for RAMCO to agree to fund in kind the major part of the cost-sharing amount of $241,000.

The testing to date has shown that four of the five subsystems making up the desalination system operate satisfactorily. The fifth subsystem did not work as required for the overall system to be deemed successful. Follow on funding was sought from BuRec to modify the design of this subsystem and to perform further testing.

This funding was held back by BuRec because of an incident at NELH in September,
1998 whereby certain parties accused, falsely as it turns out, NELH and the Company of causing a fish kill through the release of R141b into the outfall tidepool from the company's test facility. The company's subsequent investigation determined that the most likely cause of the alleged fish kill would have been thermal shock caused by the release of very cold water into the warm water that collects in the outfall tidepool during periods when the company's system is not operating. Further it was shown that for R141b to be toxic to humans, fish or plant life it would have to be in concentrations on the order of magnitude of 1 million times or 1000 times greater, respectively than the amounts reportedly detected. It was concluded that the most likely cause of there being R141b in the outfall was through the efforts of one or more disgruntled defendants in a suit brought by NELH to eject them from the land to which they claim ownership, which land is part of NELH's facility.

The Company received the follow on contract from BuRec in March 1999 and expects to complete work under this agreement before June 2000. Although the company had intended to continue experiments with the pilot plant at NELH, extremely stringent requirements the Company deems arbitrary, were established by the Hawaii Department of Health that made further experiments there financially infeasible. As a consequence, the Company dismantled the pilot plant in 1999 and vacated the NELH facility. Instead of experiments at the pilot plant, the Company contracted for the construction of a small-scale test facility in San Diego near the company offices. A small-scale system, designed to permit observation during operation, was constructed and evaluated with the test facility. Early test results indicated that the wash column has the capability of producing product water that has dissolved solids substantially below EPA standards for potable water. Further design and testing will be required to evaluate alternative clathrate formers that have been identified in this work, and to determine the requirements for scaling up the process equipment to commercial plant size. In addition, although prior work indicated that the economies of the TESI process were competitive with other desalination technologies, the effect of the change in clathrate formers must be evaluated to assess the market potential.

Nevertheless, the results to date have provided management with optimism that its desalination efforts will lead to a marketable product in the foreseeable future.

Research and Development

In October, 1993 the Company was awarded a $103,000 participatory contract from the U.S. Department of Interior, Bureau of Reclamation (BuRec), to perform a feasibility study to determine if clathrate technology is suitable for the desalination of sea water. Known as "Freeze Desalination" a clathrate system, theoretically, has the potential to be a more efficient desalination system than reverse osmosis systems currently in use.  The study was completed in April
1995
and verified the technical feasibility of the clathrate desalination system and showed that there is potential for this system to compete with other desalination systems now in commercial use.

In October 1995, the Company received a follow-on, $450,000, participatory contract to build a small demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding needed for the $178,000 participatory share, were paid by RAMCO, the Company not having sufficient funds to meet the funding requirements.

In October 1996, the company was awarded a $250,000 contract by the Center of Excellence for Research in Ocean Sciences (CEROS) to evaluate the effects of greater pressures at ocean depths on crystal formation, and to design, construct, and test a subsystem module for the removal and recovery of trace quantities of the clathrate from the product water stream. This work was completed in March 1999.

In March 1999, the company was awarded a $100,000 financial assistance agreement by the Bureau of Reclamation. The agreement, which supported participation by the company at a somewhat higher level, was for research into higher temperature clathrate formers and experimentation with the wash column. RAMCO provided funds on behalf of the Company in support of this work.

In accordance with generally accepted accounting principles, all costs associated with research and development incurred by the Company were expensed.

The company has also received significant support in its research from the Department of Interior, Bureau of Reclamation and from CEROS. The Company has published three technical reports on the work supported by these agencies, and a paper presented at the International Desalination Association's 1999 World Congress. These technical reports, listed below, are available from those agencies.

1. Richard A. McCormack and Richard K. Andersen, Thermal Energy Storage, Inc., "Clathrate Desalination Plant Preliminary Research Study," Bureau of Reclamation Contract Number 1425-3-CR-81-19520, Water Treatment Technology Program Report Number 5, June 1995

2. Richard A. McCormack and Glenn A. Niblock, Thermal Energy Storage, Inc., Build and Operate a Clathrate Desalination Pilot Plant, Final Technical Report, Bureau of Reclamation Assistance Agreement Number 1425-5-FC-81-20690, Water Treatment Technology Program Report Number 31, May 1998

3. Richard A. McCormack, Thermal Energy Storage, Inc., Development and Testing of a Clathrate Desalination Research Facility, DARPA Grant Number MDA 972-94-1-0010, Final Technical Report, January 1999.

4. Richard A. McCormack, Thermal Energy Storage, Inc. and Glenn A. Niblock, Vertex Associates Inc.; "Clathrate Freeze Desalination Progress," IDA Log No:
SD99165 presented at the International Desalination Association 1999 World Congress, August 29-September 4, 1999.

Intellectual Property Rights

Patents

The Company has patented its clathrate phase-change technology based on the concept of freezing the clathrate mix in a range of 42F to 48F while maintaining high thermal storage capacity. Clathrates, also known as gas-hydrates, are produced by mixing certain compounds with water using off-the-shelf mechanical and chemical components. At certain temperatures and pressures, depending on the chemistry of the mixture, molecules of the clathrate forming compound are completely enclosed with a group of water molecules in a solid crystalline structure to form the clathrate heat sink medium. The Company was issued U.S. Patent Number 4,696,338 on September 29, 1987 covering the formation of a clathrate under specific physical and chemical conditions. This patent was for a warm temperature (118F) heat storage medium that the Company no longer considers commercially valuable. The Company's second clathrate patent, number 4,821,794 which was issued on April 18, 1989 covers different methods and chemicals for forming its clathrate heat sink medium.

In January 1995, Richard McCormack, the Company's President filed for a patent on a clathrate desalination system. U.S. Patent 5553456 was issued to RAMCO as the originator of the basic patent applications on freeze desalination that is used by the Company in its desalination development work. All costs of obtaining the patent have been, and are being, paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and developments through the completion of aforementioned BuRec contract, to the Company in perpetuity, on a world-wide, royalty-free basis. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

Work completed under the financial assistance agreement received in 1999, and work funded by RAMCO may lead to additional patents. No evaluation of the potential for patent protection has yet been done and there is no assurance that additional patents will be granted.

Trademark

In 1981 the Company was granted a federal trademark for the name, Thermal
Energy
Storage, Inc., as well as the acronym, "TESI", and the Company's logo. A state trademark registration has been granted by the State of California. The Company believes its name is an asset as it reflects the name for thermal energy storage
(TES) commonly used in the literature and in the industry.

Material Customers

In 1999, 100 percent of the Company's revenues were derived from research supported by contracts with the U.S. Department of Interior, Bureau of Reclamation (BuRec). In 1998, and 1997, 100 percent of the Company's revenues were derived from research supported by contracts with the BuRec and the Centers of Excellence for Research in Ocean Sciences. The failure of the Company to contract with additional new customers is having a material adverse effect on the Company.

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

Employees

As of December 31, 1999 the Company had no full time employees. Part time employees, consultants and contractors are hired as needed in engineering, marketing, manufacturing and administration.

ITEM 2. PROPERTIES

Office Facilities

The company neither owns nor leases real property. In March, 1998 the Company moved to 6362 Ferris Square, Suite C, San Diego, California 92121, where it shares 1,600 square feet of office space with RAMCO. RAMCO signed a three year lease, commencing on March 1, 1998, and RAMCO is currently sharing the office space with the Company. The company has leased or subcontracted for laboratory space and facilities in the recent past but currently has no leased facilities.


ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Securities Market

The Common Shares of the Company are traded via an over-the-counter bulletin board (OTCBB) and quoted under the symbol "THES". TESI Common Shares are not currently quoted by the National Quotation Bureau. The Company acts as Transfer
Agent for the Common Shares. There are approximately 3,000 shareholders of record of Common Shares.

The Company has not, since inception, declared or paid a cash or other dividend with respect to the Common Shares. Management does not contemplate the payment of such dividend on the Common Shares in the foreseeable future.

On June 26, 1984, the Company was removed from the NASDAQ automated reporting system as the Company was not in compliance with requirements of the NASD Bylaws because it no longer met the financial net worth standards set by NASDAQ. Delinquent filings and effects in market for securities

The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996, 1997, 1998 and 1999, and did not timely file all of the quarterly form 10-Q reports required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-K the company will be current in its reporting under the referenced provisions of the 1934 act.

In 1998 the company failed to file the first of two required Y2K compliance reports and in 1999 the Securities and Exchange Commission cited the Company for violations of Section 17 (a)(3) and Section 17A (d) (1) of the Securities Exchange Act of 1934 and Rule 17Ad-18. In 1999 the company submitted the first and second of the required Y2K planning reports, and entered into a settlement agreement with the Securities and Exchange Commission ordering the firm to cease and desist from further such violations. The civil penalty was waived by the SEC because of the financial condition of the Company.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

Item 6. Selected Financial Data

The following table summarizes certain financial data of the Company for the years ended December 31, 1996 through December 31, 1999 and is qualified in its entirety by the financial statements and notes thereto included in "ITEM 8. Financial Statements and Supplementary Data."

                                   Year Ended December 31,
                           1999        1998        1997         1996

Revenues                 $84,205    $140,714     $280,787     $153,684
Net income (loss)        (34,974)     (4,013)     (21,578)     (83,707
Per common share          (0.001)     (0.000)      (0.001)      (0.001)
Total assets              25,860      29,000       27,828       58,557
Long term obligations          0           0            0            0
Cash dividends per share       0           0            0            0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and capital resources

In 1990 a new United States federal excise tax on the material R11 used in the formation of the Company's storage media forced the Company to terminate its U.S. marketing efforts until a suitable substitute material was identified and successfully demonstrated.

Under contract from Consolidated Edison of New York and Empire State Electric Energy Research Corp. (a group of New York State utilities) the Company conducted successful research and identified a new clathrate forming material, R141b, as a suitable replacement. This material is being manufactured by several major chemical companies in the U.S. as a substitute for R11 in the rigid foam insulation industry. Currently the EPA, through the National Clean Air Act, has approved this material, which has an Ozone Depletion Potential of approximately 11% of the former clathrate former R11, for manufacture through 2003.

The Company's Board of Directors has directed management to seek an alignment with a financially strong company with compatible business interests to market its 'Snopeak Storage System and to retain cognizant of any new development with clathrate forming materials that have zero ODP, such as certain hydrofluorocarbons (HFC's) that are not now being manufactured but which are under study by several U.S. chemical companies. Without such an alignment the company may be unable to market its products and may terminate its business.

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

As of December 31, 1999, the Company had no accounts receivable as compared to accounts receivable totaling $25,000 as of December 31, 1998. As of December 31, 1999 the Company had a cash balance of $23,000 as compared to $1,000 cash at
December 31, 1998.

The Company had a net loss of $35,000 in 1999 as compared with a net loss of $4,000 in 1998. This loss was due to an excess of expenses over contract revenues.

A negative cash flow from operations was approximately $1,800 per month throughout 1999, as compared to a negative cash flow from operations of approximately $500 per month in 1998.

Current assets and total assets were $26,000 as of December 31,1999 compared to current assets and total assets of $29,000 as of December 31,1998.

As of December 31, 1999 the Company had a working capital deficiency of $700,000. As of December 31, 1998 the Company had a working capital deficiency of $665,00. This deficiency in working capital was due to operating losses.

As of December 31, 1999 the Company had no bank loans outstanding. A bank loan to the company was paid off as of December 31, 1994.

As of December 31, 1999 the Company had accounts payable totaling $26,000. As of December 31, 1998 the Company had accounts payable totaling $24,000.

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

During the period 1989 through 1996 there were periods when there were lapses in the Company's liability insurance coverage. The Company may have financial exposure for claims arising during the periods in which no coverage existed. No such claims against the Company had been made as of December 31, 1999 and the Company knows of no incidents that would lead to any such claims.

In 1990 the Company settled a lawsuit with Alternate Energy Development Corporation by paying $2,500.

The Company needs to raise additional funding to sustain operations until the Company becomes self sustaining through the sale of its thermal energy storage
(TES) systems or funding of its freeze desalination development. The Company is currently seeking to align itself or merge with a financially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions and affiliations with several companies but currently there are no ongoing negotiations.

Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalination technology and the thermal storage technology. The most recent experiments are encouraging but further work is required to have high confidence in the technical and commercial feasibility of the TESI processes.

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

The Company had $84,000 in contract revenues for the year ended December 31, 1999 and $141,000 in contract revenues in 1998.

As of December 31, 1999 the only backlog of business was the contract with the Bureau of Reclamation. The BuRec contract awarded in 1999 was more than 80% completed and no other new contracts were in place.

There were no internally funded research and development expenses in 1999, 1999 and 1997.

There was no interest income or interest expense for 1999, 1997 and 1996. Selling, general and administrative expenses were $35,000 in the year ended December 31, 1999, and were $29,000 in 1998 as compared to $16,000 in 1997.

It is Management's opinion that inflation had no significant effect on Company operations in 1999 and no significant effect is forecast for 2000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risks

The company has not prepared quantitative evaluations of market risks for its systems. In the recent past regulatory actions have made the use of the company's clathrate formers impracticable, precluding the sale of the company's systems, both for thermal energy storage and for desalination. The research completed to date into alternative clathrate formers to find a suitable chemical that is safe, non-toxic, and commercially available at prices that result in competitive desalination systems has been encouraging. There is no assurance, however, that the Company will be able to find a suitable clathrate former for desalination or thermal storage systems, nor is there assurance that future regulatory actions will not have a similar adverse effect on the ability of the Company to market its systems.

The Company's product and proposed products are subject to, or are affected directly and indirectly by various aspects of federal, state and local governmental regulations and tax laws. The federal excise tax imposed on R11, which made the Company's use of R11 impractical, is an example. After 2003 the clathrate former R141b will also be prohibited by EPA regulations. Residential and commercial use of the Company's thermal energy storage systems is also affected by various state and local building codes. Such regulations, while not directed specifically to thermal energy storage devices, can impact the use of systems in which the Company's energy storage units are used.

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

Item 8. Financial Statements and Supplementary Data

The information required by this item is Included in Part IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

In 1998 the Company hired William G. McKee, Inc.,CPA, to prepare the financial statements without audit or review and continued this relationship in 1999.
The
1998 10k and 10q reports were prepared by Mr. Jankowski.  The 1999 10-K and
10-Q
reports were prepared by a consultant, Glenn A. Niblock of Vertex Associates, Inc., using the financial reports prepared by William G. McKee, Inc., and an accrual of compensation due for services in 1999 in order to reflect the effect of amounts due for those services on the financial state of the company.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company regrets to announce the death of Mr. Lawrence O'Donnell in 1999. Mr. O'Donnell had been a Board Member since 1994. Mr. O'Donnell offered wise business counsel and was a good friend of shareholders, management, and Board members alike. He is greatly missed by his family and his associates.

The company has a single Executive Officer who holds all of the executive positions. Mr. Richard A. McCormack is President, Secretary, and Treasurer. Mr. McCormack is also Chairman of the Board of Directors.

Item 11. Executive Compensation

Compensation of Management

No executive officers have been paid compensation since December 31, 1993. Compensation due to the President for management services provided through RAMCO, Inc. has been accrued as a loan from RAMCO to the company. No compensation was accrued for any executive officer during the years ended December 31, 1997, and 1998. In 1999, unpaid compensation due of $30,000 was accrued. Previously, unpaid compensation of $30,000 was accrued in 1996 and $90,000 was accrued in 1995.

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

The Plan is administered by a standing Compensation and Stock Option Committee of the Board of Directors. The Compensation and Stock Option Committee met in 1994 and issued stock options listed in Note 7.

Prior to 1999, the members of the Compensation and Stock Option Committee were

Messrs. Lawrence O'Donnell and Sidney Stoller.

Management believes that the terms of the transactions described were as favorable to the Company as could have been arranged with unaffiliated parties.

Compensation of Directors

Directors of the Company who are employees receive no special compensation for serving as Directors or for their attendance at Board or Committee meetings. Company policy is to pay non-employee Directors a fee of $480, or stock equivalents, per day for Board and Committee meetings, except that if a committee meeting is held in conjunction with a Board meeting there is no compensation for the committee meeting. Since December 31, 1992 no Directors fees were accrued or paid.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1999 certain information with respect to all stockholders known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, and all officers and directors of the Company as a group.

     Name and Address of      Shares Owned     Percent of
     Beneficial Owner         Beneficially        Class

     Richard A. McCormack      10,067,503         17.1% (1)
     8155 Paseo del Ocaso
     La Jolla, CA 92037

     A. Philip Bray             6,719,573         11.4%
     1912 Piper Ridge Court
     Walnut Creek, CA 94596

     All Officers and          19,328,944         32.8%
     Directors as a Group

(1) Includes 857,000 shares held of record by RAMCO, In. a corporation wholly-owned by Richard A. McCormack.

Item 13. Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K
(a) Documents filed as part of this report
(1) Financial Statements
    The financial statements of Thermal Energy Storage, Inc. are included in a separate section of this report beginning on Page F-1.
(b) Reports on Form 8-K
    No reports have been filed on Form 8-K during the year ended
    December 31, 1999.
(c) Exhibits
   3a  Articles of Incorporation of the Company incorporated by reference to
Exhibit 2.1 to the Company's Registration Statement on Form S-18, dated September 21, 1979, Registration No. 2-65548, (hereinafter "1979 Form s-18).
   3b By Laws of the Company incorporated by reference to Exhibit 2.2 of the Company's 1979 Form S-18.
   3c Form of Common Share Purchase Warrant, issued by the Company to certain Underwriters for 600,000 Common Shares incorporated by reference to 1979 Form S-18.
   10a Cross License Agreement, dated March 2, 1979 by and between Kay Laboratories, Inc. and the Company incorporated by reference to Exhibit 11.1(d) of the Company's 1979 Form S-18.
   10b Contract to Supply Equipment and Services dated August 28, 1986 by and between Pacific Gas and Electric and the Company incorporated by reference to
Exhibit 10(b) to the Company's Annual Report on Form 10-K dated December 31, 1987 (hereinafter "1987 10-K").
   10c Contract to Supply Equipment and Services, dated April 28, 1987 by and between Southern California Edison and the Company incorporated by reference to
Exhibit 10(c) to the Company's 1987 10-K.
   10d Stock Purchase Agreement effective July 20, 1987 by and Renewable resource Systems, Inc. and the Company, incorporated by reference to Exhibit
10.6 to the Company's Form 8-K dated September 17, 1987.
   10e Consulting Agreement between the Company and Sidney Stoller, Director, incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K.
   10f Settlement Agreement between Company and RRSI and Philip Bray incorporated by reference to Exhibit 10(f) to the Company's 1989 10-K.

   28a U.S. Patent No. 4,696,338, incorporated by reference to Exhibit 28(a) to the Company's 1987 10-K.
   28b U.S. Patent Application Serial No. 07/176,934 incorporated by reference to Exhibit 28(b) to the Company's 1987 10-K.

                        THERMAL ENERGY STORAGE, INC.
                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THERMAL ENERGY STORAGE, INC.
Registrant
Richard A. McCormack, President



_____________________________      _________________________________________
Date                               Richard A. McCormack
                                   President and Principal Executive Officer


_____________________________      _________________________________________
Date                               Sidney M. Stoller
                                   Director


_____________________________      _________________________________________
Date                               A. Philip Bray
                                   Director

                        THERMAL ENERGY STORAGE, INC.

               STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1997 AND 1996
                              (Unaudited)

(Amount in thousands, except per share data)

                                            1999      1998      1997
REVENUES

  Contract services                          $84      $135      $281

COST OF REVENUES

  Contract services                           87       116       292

       Gross profit (loss)                    (3)      (19)      (11)

OPERATING EXPENSES

  Research and development                     0         0         0
  Selling, general and administrative         35        29        16

       Total operating expenses               35        29        16

       Income (Loss) from operations         (38)      (10)      (27)

Other Income                                   3         6         5

NET LOSS                                     (35)       (4)      (22)

Accumulated deficit-beginning of period   (4,764)   (4,760)   (4,738)

Accumulated deficit-end of period         (4,799)   (4,764)   (4,760)

LOSS PER COMMON SHARE                    ($0.001)  ($0.000)  ($0.000)


See Accompanying Notes to Financial Statements

                           THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET
                         AT DECEMBER 31, 1999 AND 1998
                                 (Unaudited)

                            (Amount in thousands)

                                                 1999          1998
ASSETS

CURRENT ASSETS
    Cash                                        $    23        $   1
    Accounts receivable                               0           25
    Inventories                                       1            1
    Prepaid expenses and deposits                     2            2
            Total current assets                     26           29

PROPERTY AND EQUIPMENT, at cost                     109          109
        Less - Accumulated depreciation            (109)        (109)

TOTAL ASSETS                                    $    26      $    29

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                            $    26      $    24
    Accrued payroll                                 131          101
    Payable to officers and affiliates              568          569
            Total current liabilities               726          694

SHAREHOLDERS' DEFICIT

    Preferred stock, par value $.10 per share;
     30,000,000 shares authorized; none issued        0            0
    Common stock, par value $.001 per share;
        110,000,000 shares authorized;
        58,931,289 shares issued and outstanding
        at 1998 and 1999                             59           59
    Additional paid-in capital                    4,040        4,040
    Accumulated deficit                           (4799)      (4,764)
            Total shareholders' deficit            (700)        (665)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    26      $    29

Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements

                        THERMAL ENERGY STORAGE, INC.

                           STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                               (Unaudited)

                          (Amounts in thousands)

                                                       1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss from Operations                             $    (35)  $    (4)

Adjustments to reconcile net loss to net cash provided (used) by operating activities

  Depreciation                                            0         0


  DECREASE (INCREASE) FROM CHANGES
     Accounts receivable                                 25        (6)
     Prepaid expenses and deposits                        0         0
  INCREASE (DECREASE) FROM CHANGES
     Accounts payable                                     2       (35)
     Payable to officers and affiliates                  30        40

Net cash provided (used) by operating activities        (22)       (5)

CASH FLOW FROM INVESTING ACTIVITIES                       0         0

CASH FLOW FROM FINANCING ACTIVITIES                       0         0

NET INCREASE (DECREASE) IN CASH                          22        (5)

Cash and cash equivalents at beginning of year            1         6

Cash and cash equivalents at end of year            $    23    $    1




See Accompanying Notes to Financial Statements

Notes to Financial Statements

Note 1. Organization and Nature of Operations

Thermal Energy Storage, Inc needs to raise additional funding to sustain operations until the Company becomes self-sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development. The Company has sought to align itself or merge with a financially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions, and affiliations with several suitable companies. Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalination technology and the thermal storage technology.

Without additional funding, or merger with a financially strong company, the Company may be unable to market its products and may terminate its business. For the last four years, the Company has been funded in part by RAMCO, a company wholly owned by the Company's president, who for three of those years has served without compensation. RAMCO has notified the Company that it does not intend to continue such support of the Company's activities beyond 2000. It is therefore likely that the Company will cease operations if a new funding source is not found.

In October, 1993 the Company was awarded a $103,000 participatory contract from the US Department of Interior, Bureau of Reclamation (BuRec), to perform a feasibility study to determine if the technology was suitable for the desalination of sea water. Known as "freeze desalination", a clathrate system has the potential to be a more efficient desalination system than reverse osmosis systems currently in use. The study, completed in April 1995, theoretically verified the technical feasibility of the clathrate desalination process and showed that this system has the potential to compete with other desalination systems now in commercial use.

In October 1995 the Company received a follow-on participatory contract for $450,000 to build a small clathrate desalination demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding for the $178,000 participatory share, were paid by RAMCO since the Company does not have sufficient in kind funds to meet the funding requirements. This contract was completed in September 1998. The company has sought, and expects to receive, follow on funding from BuRec as discussed under "Marketing".

In March 1999, the company received a support agreement from BuRec for additional research into clathrate formers and for development testing of a key subsystem of the desalination system. This work is largely completed and completion of the work and final report is expected in the first half of 2000.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of December 31, 1999 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, are entirely composed of purchased parts as of December 31, 1999.

Property and equipment

Depreciation is provided using the straight line method over the estimated useful lives of the related property, as follows:
     Machinery and equipment     3-7 years
     Furniture and fixtures     5-10 years

Accrued payroll and related taxes

Accrued payroll of $131,326 consists of accrued compensation due to the Company's President as of December 31, 1999.

Revenue and cost recognition for contract services

Revenues from fixed-price contracts are recognized as they are earned, recognized on the basis of costs incurred during the period plus the fee earned. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

Note 3. Loss Per Share

Computation of loss per share was based on the 58,931,289 Common shares outstanding in 1999. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per common share because the effect would be insignificant for 1999 and 1998.

Note 4. Related Party Transactions

The Company's President is the President and sole shareholder of RAMCO, which is a holder of the Company's equity securities. At various times RAMCO has advanced the Company both cash and services that have been accrued as loans by the Company.
In 1998 RAMCO advanced the Company $40,000 with a balance due of $503,554 as of December 31, 1998. In 1997 RAMCO advanced the Company $38,161 with a balance due of $463,554 as of December 31, 1997. In 1996 RAMCO charged the company $30,000 for services and advanced the company $58,942, with a balance due of $425,393 as of December 31, 1996. In 1995 RAMCO charged the Company, but was not paid, $90,000 for services and advanced the Company $14,950 with a balance due of $336,450 as of December 31, 1995. In 1994 RAMCO did not charge the Company for services and advanced the Company $22,302 with a balance due of $231,500 as of December 31, 1994. In 1993 RAMCO did not charge the Company for services and was repaid $9,174 with a balance of $209,198 as of December 31, 1993. In 1992 RAMCO charged the Company, but was not paid, $90,000 for services, and advanced the Company $24,632 with a balance due as of December 31,
1992 of $218,372. In 1991 RAMCO charged the Company $90,000 for services and was paid $21,737 with a balance due as of December 31, 1991 of $103,740. In 1990 RAMCO charged the Company $90,000 for management services and was paid $72,924 with a balance due as of December 31, 1990 and 1989 of $35,477 and $18,401, respectively. In 1990, 1991, 1992 and 1995, the Company's President provided his service to the Company through the RAMCO affiliate, an arrangement approved by the Company's Board of Directors in 1990. RAMCO charged the Company
$5,237 and $5,765 during 1986 and 1987 respectively, for travel, secretarial and engineering services of which $5,539 was outstanding at December 31, 1988. It was anticipated that the balance owed RAMCO of $43,598 would be paid at the rate of $7,500 per month commencing January 1, 1989 in lieu of equivalent salary which will be accrued and paid from Company profits in accord with an agreement requested by the Company's President and approved by the Company's Board of Directors. No such payments were made in 1989 nor did the President receive any cash for salary in 1989. RAMCO lent the Company funds at various times throughout 1989. From 1983 to 1985, RAMCO loaned the Company a total of $123,517 on an interest free basis of which $7,500 was repaid in 1983, $9,022 in
1985, $5,000 in 1987, and $63,936 in 1988.

In order for the Company to qualify to receive a BuRec contract, in 1995 RAMCO agreed to fund up to $178,000 of the participatory BuRec contract until another funding source can be obtained. RAMCO is the holder of a patent application for a clathrate-based desalination system and has agreed to cross-license the technology, as embodied in the patent application and any developments through completion of the BuRec contract, to TESI on a world-wide, royalty-free basis, in perpetuity. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

Note 5. Revenues

A substantial portion of the Company's revenues were derived from a limited number of customers. In 1999 one customer accounted for 100 percent of revenues. In 1998 and 1997 two customers accounted for 100 percent of revenues.
In 1996, 1995 and 1993 one customer accounted for 100 percent of revenues. There were no revenues in 1994.

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

In October 1989 RRSI informed the Company that they were terminating their business in the U.S. and intended to use their holdings in the Company to satisfy their contractual agreements with certain key employees. As a result of a negotiation between RRSI, the Company and Mr. A. Philip Bray (former CEO of RRSI and subsequent to the year ending December 31, 1991 a Company Board Member), and in return for a release of obligations and liabilities among the Company RRSI and two (then current) Company Board Members employed by RRSI, it was agreed that the Company would issue a warrant to purchase up to 2,280,427 Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares to be canceled by the Company. The canceled shares formed the basis of a non-dilutive Private Placement completed by the Company in February 1990. Mr. Bray received the remainder of the Common Shares held by RRSI and the RRSI warrant to purchase up to 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan. In 1990 Mr. Bray lent the Company $15,000 in working capital.

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

     Description                       Shares Reserved

     Warrants                             4,830,047
     Non-qualified stock options            350,000
     Incentive stock options (Note 7)     7,400,000
                                         12,580,047

Note 7. Stock Options

Pursuant to a stock plan approved by the Company's stockholders in June 1988, the Company reserved 7,500,000 Common Shares (100,000 Shares were purchased in 1988 pursuant to this plan leaving 7,400,000 Shares reserved). The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase Common Shares at prices not less than the fair market value at the date of grant as determined by the Compensation and Stock Option Committee of the Board of Directors. The period for the exercise of each option granted is five years from the date of grant of an incentive stock option and ten years from the date of the grant of a non-qualified stock option. Options to purchase 1,000,000 and 150,000 Common Shares were forfeited in 1992 and 1989.

In 1990 the Company granted an option to purchase 100,000 Common Shares at
$.065
per share to an employee who subsequently terminated employment, in exchange for future services to be rendered relating to technology transfer.

In 1994 and 1995, the Company granted an option to purchase shares at $.03 per share, in exchange for assistance relating to financial, administrative, stockholder and marketing services as follows:

     Mr. Lawrence O'Donnell     200,000 shares
     Mr. William Jankowski      200,000 shares
     Mrs. Virginia Paul         200,000 shares
     Mrs. Bernice King          100,000 shares
     Mrs. Debbie Smith          100,000 shares
     Mr. Richard Andersen       200,000 shares

In 1995 the Board of Directors reestablished the option price to $0.005 for the 1,000,000 shares outlined.

Note 8. Income Taxes and Net Operating Losses

The Company has unexpired net operating loss carry-forwards of approximately $1,737,000 as of December 31, 1999, available to reduce future federal taxable income. The carry-forwards are shown in the following tabulation:

    Loss carry-     Year of
  forward amount  expiration
     $206,000        2000
      $23,000        2001
     $403,000        2002
     $463,000        2003
     $226,000        2004
     $105,000        2006
     $114,000        2007
      $18,000        2009
      $69,000        2010
      $84,000        2011
      $22,000        2012
       $4,000        2013

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

Note 11. Going Concern

As shown in the accompanying financial statements, as of December 31, 1999 the Company's current liabilities exceeded its current assets by $700,000. Those factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its success in obtaining working capital and increasing revenues. The Company plans on obtaining working capital through performance on contracts and potential merger with a company with complementary products. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.