Form 10-Q
period 1999-09-30
THERMAL ENERGY STORAGE INC
filed 2000-04-13
CIK 313277

                          UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended               Commission File No.
        September 30, 1999                         0-9180



                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)

         Colorado                               95-3333931
(State of incorporation)           (IRS Employer Identification No.)

                6362 Ferris Square, Suite C
                      San Diego, CA                         92121
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number:                (858) 453-1395

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ ]        NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this
report:     Common Stock, $.001 Par Value - 58,931,289 shares


                 PART I. - FINANCIAL INFORMATION

                   THERMAL ENERGY STORAGE, INC.

                     STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS AND NINE MONTHS
                ENDED SEPTEMBER 30, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands, except per share data)
                            Three months ended  Nine months ended
                               September 30       September 30
                            __________________  _________________
                              1999      1998     1999     1998
                             ______    ______   ______   ______
Contract services            $   32    $   45   $   46   $  127

Cost of revenues                 40        54       60      103
                             ______    ______   ______   ______

Gross profit (loss)              (9)       (9)     (14)       24

Selling, general and
 administrative expenses          1         8        1       25
                             ______    ______   ______   ______

Operating profit (loss)         (10)      (17)     (15)      (1)
Transfer fees                               1                 3
Other income (expense)            1         0        2       (1)
                             ______    ______   ______   ______

Net income (loss)                (9)      (16)     (13)        1

Accumulated deficit -
 Beginning of period         (4,768)   (4,713)  (4,764)  (4,760)
                             _______   _______  _______  _______
Accumulated deficit -
 End of period               (4,777)   (4,759)  (4,777)  (4,759)


Loss per share               $ (.00)   $ (.00)  $  .00   $  .00

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                               September 1999      December 1998
                               ______________      ______________

ASSETS
Current assets
  Cash                                $   13             $    5
  Accounts receivable                      0                 17
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      16                 25
 Property and equipment
  less accumulated depreciation of
  $109,623 and $109,623                    0                  0
                                       ______             ______
TOTAL ASSETS                              16                 25

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   24             $   24
  Accrued payroll                        101                101
  Payable to officers and affiliates     568                560
                                      ______             ______
Total current liabilities                694                685

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,777)            (4,759)
                                      _______            _______
Total stockholders' deficit           $ (678)            $ (660)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   16             $   25

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands)
                                        1999               1998

Cash flow from operating activities:
 Income from operations               $  (13)            $    1
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
  Decrease (increase) from changes:
  Receivables                             25                  2
  Prepaid expenses                         0                  0
 Increase (decrease) from changes:
  Accounts payable                         0                (35)
  Payable to officers & affiliates         0                 31
                                      _______            _______
Net cash from operating activities $      12             $   (1)
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Decrease in cash                        12                 (1)
Cash at beginning of year             $    1             $    6
                                      _______            _______
Cash at end of period                 $   13             $    5

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 1999

Material Changes in Financial Condition

     As of September 30, 1999 cash and cash equivalents amounted to $13,063 as compared to $990 as of December 31, 1998. The increase since December 31, 1998 was primarily attributable to a decrease in accounts receivable of $25,000, and a net loss for the nine months ended September 30, 1999 of $12,926.

     As of September 30, 1999 total shareholders' deficit amounted to $(678,031) as compared to $(665,104) at December 31, 1998. The change since December 31, 1998 was attributable to the loss during the first nine months of $12,926.

                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


April 4, 2000                      Richard A. McCormack
Date                               Richard A. McCormack
                                   President