Form 10-Q
period 1999-03-31
THERMAL ENERGY STORAGE INC
filed 2000-04-14
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           March 31, 1999

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

                   THERMAL ENERGY STORAGE, INC.

                     STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS
                  ENDED MARCH 31, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands, except per share data)

                                         1999     1998
                                        ______   ______
Contract services                       $    0   $   41

Cost of revenues                             0       35
                                        ______   ______

Gross profit (loss)                          0        6

Selling, general and
 administrative expenses                     0        6
                                        ______   ______

Operating profit (loss)                      0        0
Transfer fees                                1        2
Other expense                                0        0
                                        ______   ______

Net income (loss)                            1        2

Accumulated deficit -
 Beginning of period                    (4,764)  (4,760)
                                        ______   ______
Accumulated deficit -
 End of period                          (4,763)  (4,758)


Loss per share                          $  .00   $  .00

See Accompanying Notes to Financial Statements

                          THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                 March 1999        December 1998
                               ______________      ______________

ASSETS
Current assets
  Cash                                $    2             $    1
  Accounts receivable                     25                 25
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      30                 29
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                              30                 29

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   25             $   25
  Accrued payroll                        101                101
  Payable to officers and affiliates     568                568
                                      ______             ______
Total current liabilities                694                694

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,763)            (4,764)
                                      _______            _______
Total stockholders' deficit           $ (664)            $ (665)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                               $   30             $   29

See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                           (Unaudited)

(Amounts in thousands)
                                        1999               1998

Cash flow from operating activities:
 Income from operations               $    1            $     2
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Decrease (increase) from changes:
  Receivables                              0                (23)
  Prepaid expenses                         0                  0
 Increase (decrease) from changes:
  Accounts payable                         0                  8
  Payable to officers & affiliates         0                 10
                                      _______            _______
Net provided by operating activities  $    1             $   (3)
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Increase (Decrease) in cash              1                 (3)
Cash at beginning of year             $    1             $    6
                                      _______            _______
Cash at end of period                 $    2             $    3

See Accompanying Notes to Financial Statements

                   THERMAL ENERGY STORAGE, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          March 31, 1999

Material Changes in Financial Condition

     As of March 31, 1999 cash and cash equivalents amounted to $2,056 as compared to $989 as of December 31, 1998. The increase since December 31, 1998 was primarily attributable to a net income for the three months ended March 31, 1999 of $1,066.

     As of March 31, 1999 total shareholders' deficit amounted to $(664,038) as compared to $(665,104) at December 31, 1998. The decrease in deficit since December 31, 1998 was attributable to income of $1,066.

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