Form 10-Q
period 2000-03-31
THERMAL ENERGY STORAGE INC
filed 2000-05-15
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           March 31, 2000

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


                                                                          PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of December 31, 1999 and March 31, 2000             1

     Statements of Operations for the three months ended March 31, 2000    2

     Statements of Cash Flows for the three months ended March 31,2000     3

     Notes to Financial Statements                                         4

ITEM 2. Management's Discussion and Analysis of Financial                  5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About                     7
        Market Risk

SIGNATURE PAGE                                                             8


                      PART I. - FINANCIAL INFORMATION
ITEM 1.
                          THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                                 March 2000        December 1999
                               ______________      ______________

ASSETS
Current assets
  Cash                                $    5             $   23
  Accounts receivable                      0                  0
  Inventories                              1                  1
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                       8                 26
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                               8                 26

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable                    $   26             $   26
  Accrued payroll                        131                131
  Payable to officers and affiliates     569                569
                                      ______             ______
Total current liabilities                727                726

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,040              4,040
  Accumulated deficit                 (4,818)            (4,799)
                                      _______            _______
Total stockholders' deficit           $ (718)            $ (700)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT(1)                            $    8             $   26

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements
                                    -1-

                   THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED MARCH 31, 2000 AND 1999
                           (Unaudited)

(Amounts in thousands, except per share data)

                                         2000      1999
                                        ______    ______
Contract services                       $   11    $    1
Cost of revenues                            30         0
                                        ______    ______
Gross profit (loss)                        (19)        1

Operating Expenses
Research and Development                     0         0
Selling, general and
 administrative expenses                     1         0
                                        ______    ______
Operating profit (loss)                    (20)        1
Transfer fees                                1         0
Other income                                 2         0
                                        ______    ______
Net income (loss)                          (17)        1

Accumulated deficit -
 Beginning of period                    (4,999)   (4,764)
                                        ______    ______
Accumulated deficit -
 End of period                          (4,818)   (4,763)

Loss per share                         ($0.000)  ($0.000)

See Accompanying Notes to Financial Statements

                                    -2-

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                           (Unaudited)

(Amounts in thousands)

                                        2000               1999

Cash flow from operating activities:
 Income (loss) from operations        $  (17)           $      1
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                  0
 Decrease (increase) from changes:
  Receivables                              0                  0
  Prepaid expenses                        (1)                 0
 Increase (decrease) from changes:
  Accounts payable                         1                  0
  Payable to officers & affiliates         0                  0
                                      _______            _______
Net provided by operating activities  $  (17)             $    1
                                      _______            _______

Net cash provided from
  financing activities                $    0             $    0
                                      _______            _______
  Increase (Decrease) in cash            (17)                 1
Cash at beginning of year             $   23             $    1
                                      _______            _______
Cash at end of period (1)             $    5             $    2

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                                    -3-

                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 2000
                                (UNAUDITED)

1. BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of March 31, 2000 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

The financial information has been prepared by Thermal Energy Storage, Inc., without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in accordance with generally accepted accounting principles.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 1999. Results for the interim period presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              March 31, 2000

RESULTS OF OPERATIONS
     As of March 31, 2000 cash and cash equivalents amounted to $5,360 as compared to $22,850 as of December 31, 1999. The decrease since December 31, 1999 was primarily attributable to a net loss for the three months ended March 31, 2000 of $17,489. During the period the company accomplished a significant milestone with testing done for the company under subcontract.

     As of March 31, 2000 total shareholders' deficit amounted to $(4,816,779) as compared to $(4,799,290) at December 31, 1999. The increase in deficit since December 31, 1999 was attributable to the net operating loss of $17,489.

RESEARCH AND DEVELOPMENT
     Research and development expenses are included in costs of projects funded in part by a support agreement with the Bureau of Reclamation, and in part by loans from the President. These expenses were primarily for experiments to complete a major milestone, the operation of a scale model desalination system to produce desalinated water bettering the EPA salinity criterion for potable water. The experiments were conducted by an outside engineering firm, Innovative Engineering Solutions, Inc. and a consultant to the company.

SALES AND MARKETING
     There were no sales and marketing expenses during the period.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses included the bookkeeping, accounting, and SEC report preparation expenses, and accrued management compensation due. The Company's President continues to support the company's projects without current compensation.

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of September 30, 1999, The Company had approximately $5,359 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$17.5 thousand for the three months ended March 31, 2000. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.

     The Company requires working capital to fund its business, particularly to finance research, development, and design activities.

The Company's future capital requirements will depend on many factors, including the the timing and extent of spending to support system development efforts and the development of sales, marketing and support; the timing of introductions of new products and enhancements to existing products; and overall industry conditions. The Company believes that it must and can obtain additional working capital to sustain operations and provide for the future expansion and development of its business over the next 12 months.

YEAR 2000 READINESS
     The company has evaluated the computer systems used and upgraded them as required for year 2000 compliance. The shareholder database records are stored in a year 2000 compliant computer system, in a year 2000 compliant database using a format that records the date with the full century. The database is in the process of an upgrade to make its operation less labor intensive and that upgrade should be completed this year.

SECURITIES MARKET & FINANCING ACTIVITIES
     Through the first quarter, the Common Shares of the Company were traded via an over-the-counter bulletin board (OTCBB) and quoted under the symbol "THES". TESI Common Shares are not currently quoted by the National Quotation Bureau. The Company acts as Transfer Agent for the Common Shares. There are approximately 3,000 shareholders of record of Common Shares.

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

Delinquent filings and effects in market for securities

     The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996, 1997, 1998 and 1999, and did not timely file all of the quarterly form 10-Q reports required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-Q the company will be current in its reporting under the referenced provisions of the 1934 act.

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

     Through the first quarter, the Common Shares of the Company were traded in the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol THES. In late March the Company received a third-party notice that the Company was to be removed from the Bulletin Board until it came into compliance with SEC
                                   -6-
financial reporting requirements. The Company has not submitted audited financial statements in its 10-K annual reports since 1991 as a cost-saving measure. The management is unaware of any material deficiencies in the financial statements and has not had disagreements with the CPA firm, William G. McKee Inc., that prepared the Company's corporate tax returns. The management believes that until the company is in compliance with reporting requirements the Company's shares will be traded via "Pink Sheets" and market makers.

     During the first quarter the Company accepted a proposal for engineering services from Innovative Engineering Services, Inc. (IES) in which IES proposed that the services be paid either in cash or in stock, at the Company's option. The Board of Directors established a price of $0.03 per share as reasonable in light of the recent volatility in share price and IES accepted that price as the basis for the contract. The work was completed and the sale of 202,833 restricted common shares to IES via a private placement is anticipated in the second quarter to fund payment for the engineering services.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

     There is growing interest and activity at all levels relating to government and industry regulation of alternate energy sources. Governmental entities could impose regulations applicable to the Company and its products, which might require the Company to submit its systems to various testing, certification and labeling programs. Management also expects that private industry associations will become more active in this area. In the future the Company may also be required to submit its products for testing and certification to independent organizations. Compliance with future regulatory or private industry standards could involve substantial costs and have a material impact on Company operations.
                                    -7-

                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURE PAGE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: May 10, 2000                 By: /s/ Richard A. McCormack
                                      -------------------------
Date                                  Richard A. McCormack
                                      President