Form 10-Q
period 2000-06-30
THERMAL ENERGY STORAGE INC
filed 2000-08-01
CIK 313277

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended            Commission file Number
     June 30, 2000                                    0-9180


                  Thermal Energy Storage, Inc.
     (Exact name of registrant as specified in its charter.)

  Colorado                                    95-3333931
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

CONTENTS                                                         PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Balance Sheets as of December 31, 1999 and June 30, 2000          1

  Statements of Operations for the three months ended June 30,2000  2

  Statements of Cash Flows for the three months ended June 30,2000  3

  Notes to Financial Statements                                     4

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         5

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                        7

SIGNATURE PAGE                                                      8

               PART I. - FINANCIAL INFORMATION
ITEM 1.
                  THERMAL ENERGY STORAGE, INC.
                         BALANCE SHEETS
                           (Unaudited)

(Amounts in thousands, except per share data)
                                              June      December
                                              2000        1999
ASSETS                                       ($000)      ($000)
  Current assets
     Cash                                       5          23
     Accounts receivable                        0           0
     Inventories                                1           1
     Prepaid expenses                           3           2
  Total current assets                          9          26

Property and equipment less accumulated         0           0
depreciation of $109,623

TOTAL ASSETS                                    9          26

LIABILITIES AND STOCKHOLDERS' DEFICIT       ($000)      ($000)

  Current liabilities
     Accounts payable                          24          26
     Accrued payroll                          131         131
     Payable to officers and affiliates       568         569
  Total current liabilities                   724         726

Stockholder's deficit
  Common stock par value $.001 per share
  Authorized 110,000,000 shares Issued and
  outstanding 58,931,289 shares                59          59
  Additional paid in capital                4,040       4,040
  Accumulated deficit                      (4,815)     (4,799)
  Total stockholders' deficit                (716)       (700)

TOTAL LIABILITIES AND STOCKHOLDERS'             9          26
DEFICIT (1)

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS
                   ENDED JUNE 30, 2000 AND 1999
                             (Unaudited)
          (Amounts in thousands, except per share data)

                                   June 30,    June 30,
Results of Operations                2000        1999
                                    ($000)      ($000)
Contract services                     0           15
Cost of revenues                      1           20
Gross profit (loss)                  (1)          (5)
Operating Expenses
  Research and Development            0            0
  Selling, general and                0            0
administrative expenses
Operating profit (loss)              (1)          (5)
  Transfer fees                       0            0
  Other income                        3            0
Net income (loss) (1)                 2           (5)
Accumulated deficit - Beginning    (4,818)      (4,763)
of period
Accumulated deficit -  End of      (4,816)      (4,768)
period
Gain (Loss) per share              $0.000      ($0.000)

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                           (Unaudited)
                     (Amounts in thousands)

Cash flow from operating           June 30, 2000   June 30, 1999
activities:                           ($000)          ($000)
Income (loss) from operations            2             (4)
Adjustments to reconcile net
  income to net cash provided by
  operating activities
  Depreciation                           0               0
Decrease (increase) from changes:
  Receivables                            0              25
  Prepaid expenses                      (1)              0
  Accounts payable                      (2)              0
  Payable to officers &                  0               0
    affiliates
Net cash provided (used) by             (1)             21
operating activities
Net cash provided from financing
activities
Increase (Decrease) in cash             (1)             21
Cash at beginning of year                5               1
Cash at end of period (1)                5              22

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  NOTES TO FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 2000
                               (UNAUDITED)

1. BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of June 30, 2000 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

                  THERMAL ENERGY STORAGE, INC.
                          June 30, 2000

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS
     As of June 30, 2000 cash and cash equivalents amounted to $4,704 as compared to $5,361 as of March 31, 1999. The decrease since March 31, 1999 was primarily attributable to a profit for the three months ended June 30, 2000 of $1,977 offset by reductions in payables of $2,634. During the period the company accomplished two significant milestone, the final briefing to the Bureau of Reclamation on a recently completed contract, and completion of research into alternative clathrate formers.

     As of June 30, 2000 total shareholders' deficit amounted to ($4,814,802) as compared to ($4,817,579) at March 31, 2000. The decrease in deficit since December 31, 1999 was primarily attributable to the net profit of $1,977 during the period.

RESEARCH AND DEVELOPMENT Research and development expenses are included as cost of sales for projects funded in part by a support agreement with the Bureau of Reclamation, and in part by loans from the President. These expenses were primarily to complete a project supported by the Bureau of Reclamation for experiments with a scale model desalination system, and for research into alternative clathrate formers. The experiments with the scale model system reduced the salinity from 35,000 parts per million (ppm) in seawater to less than the 500 ppm salinity limit on drinking water established by the EPA. Several alternative clathrate formers that have zero ozone depletion potential were identified and experiments with those alternative clathrate formers are planned in the next quarter.

SALES AND MARKETING
     There were no sales and marketing expenses during the period.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses included the bookkeeping, accounting, and SEC report preparation expenses, and accrued management compensation due. The Company's President continues to support the company's projects without current compensation.

LIQUIDITY AND CAPITAL RESOURCES
     Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of June 30, 2000, The Company had approximately $4,704 in cash and cash equivalents. Net cash consumed by operating activities was approximately $657 for the three months ended June 30, 2000.

     The Company requires working capital to fund its business, particularly to finance research, development, and design activities. The Company's future capital requirements will depend on many factors, including the timing and extent of spending to support system development efforts and the development of sales, marketing and support; the timing of introductions of new products and enhancements to existing products; and overall industry conditions. The Company believes that it must and can obtain additional working capital to sustain operations and provide for the future expansion and development of its business over the next 12 months.

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

Delinquent filings and effects in market for securities
-------------------------------------------------------
     The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996, 1997, 1998 and 1999, and did not
timely file all of the quarterly form 10-Q reports required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-Q the company will be current in its reporting under the referenced provisions of the 1934 act.

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

     Through the first quarter, the Common Shares of the Company were traded in the National Association of Securities Dealers Over-the- Counter Bulletin Board market under the symbol THES.
In late March the Company received a third-party notice that the Company was to be removed from the Bulletin Board until it came into compliance with SEC financial reporting requirements. The Company has not submitted audited financial statements in its 10-K annual reports since 1991 as a cost-saving measure. The management is unaware of any material deficiencies in the financial statements and has not had disagreements with the CPA firm, William G. McKee Inc., that prepared the Company's corporate tax returns. The management believes that the Company's shares may be traded via "Pink Sheets" and market makers.

     During the first quarter the Company accepted a proposal for engineering services from Innovative Engineering Services, Inc.
(IES) in which IES proposed that the services be paid either in cash or in stock, at the Company's option. The Board of Directors established a price of $0.03 per share as reasonable in light of the recent volatility in share price and IES accepted that price as the basis for the contract. The work was completed in February 2000 and the sale of 202,833 restricted common shares to IES via a private placement was anticipated in the second quarter to fund payment for the engineering services. After further discussions with IES, the Company and IES agreed that a total of 200,000 shares would be issued for the services provided by IES. The company expects to issue these shares early in the third quarter.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk

     The company has not prepared quantitative evaluations of market risks for its systems. In the recent past regulatory actions have made the use of the Company's clathrate formers impracticable, precluding the sale of the company's systems, both for thermal energy storage and for desalination. The research completed to date into alternative clathrate formers to find a suitable chemical that is safe, non-toxic, and commercially available at prices that result in competitive desalination systems has identified several promising candidates that are available in commercial quantities. There is no assurance, however, that the Company will be able to apply these alternative clathrate formers to commercial desalination or thermal storage systems, nor is there assurance that future regulatory actions will not have a similar adverse effect on the ability of the Company to market its systems.

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





                                    THERMAL ENERGY STORAGE, INC.
                                             Registrant


Date: July 31, 2000                       By:/s/Richard A. McCormack
                                     __________________________
                                          Richard A. McCormack
                                          President