Form 10-Q
period 2000-09-30
THERMAL ENERGY STORAGE INC
filed 2000-11-08
CIK 313277

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                        FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

For the quarterly period ended        Commission file Number
      September 30, 2000                     0-9180


                Thermal Energy Storage, Inc.
      (Exact name of registrant as specified in its charter.)

      Colorado                            5-3333931
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

                   YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: Common Stock, $.001 Par Value - 59,131,289 shares

CONTENTS

                    PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of December 31, 1999 and September 30, 2000   1

     Statements of Operations for the three months ended
     September 30, 2000                                              2

     Statements of Cash Flows for the three months ended
     September 30,2000                                               3

     Notes to Financial Statements                                   4

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          5

ITEM 3. Quantitative and Qualitative Disclosures
        About Market Risk                                            8

SIGNATURE PAGE                                                       9

PART I. - FINANCIAL INFORMATION
ITEM 1.

                  THERMAL ENERGY STORAGE, INC.
                         BALANCE SHEETS
                           (Unaudited)

(Amounts in thousands, except per share data)

                                           September     December
                                              2000        1999
ASSETS                                       ($000)      ($000)
     Current assets
          Cash                                  10          23
          Accounts receivable                    0           0
          Inventories                            1           1
          Prepaid expenses                       3           2
          Total current assets                  14          26
          Property and equipment less
          accumulated depreciation of
          $109,623                               0           0

TOTAL ASSETS                                    14          26

LIABILITIES AND STOCKHOLDERS' DEFICIT        ($000)      ($000)
     Current liabilities
          Accounts payable                      24          26
          Accrued payroll                      131         131
          Payable to officers and affiliates   568         569
          Total current liabilities            724         726

Stockholder's deficit
     Common stock par value $.001 per share
     Authorized 110,000,000 shares Issued and
     outstanding 59,131,289 shares              59          59
     Additional paid in capital              4,046       4,040
     Accumulated deficit                    (4,815)     (4,799)
     Total stockholders' deficit              (710)       (700)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (1) 14          26

(1) Numbers may not add because of rounding
See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.
                   STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999
                          (Unaudited)

            (Amounts in thousands, except per share data)

                                 September 30,   September 30,
Results of Operations                2000          1999
                                    ($000)        ($000)
     Contract services                  5            32
     Cost of revenues                   0            40
          Gross profit (loss)           5            (9)
Operating Expenses
     Research and Development           6             0
     Selling, general and
         administrative expenses        0             1
     Operating profit (loss)           (1)          (10)
     Transfer fees                      0             0
     Other income (expense)             1             1
Net income (loss) (1)                  (1)           (9)
Accumulated deficit
  -  Beginning of period            (4815)       (4,768)
  -  End of period                  (4815)       (4,777)
Gain (Loss) per share              ($0.000)     ($0.000)

(1) Numbers may not add because of rounding
See Accompanying Notes to Financial Statements

                       THERMAL ENERGY STORAGE, INC.
                         STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (Unaudited)
                         (Amounts in thousands)

Cash flow from operating           September 30,   September 30,
activities:                            2000             1999
                                      ($000)           ($000)
Income (loss) from operations             2              (13)
Adjustments to reconcile net income
     to net cash provided by
     operating activities
          Depreciation                    0                0
Decrease (increase) from changes:
     Receivables                          0               25
     Prepaid expenses                    (1)               0
     Accounts payable                    (2)               0
     Payable to officers & affiliates     0                0
     Net cash provided (used) by
     operating activities                (1)              12
Net cash provided from financing
     activities                           6                0
Increase (Decrease) in cash              (1)              12
Cash at beginning of year                 5                1
Cash at end of period (1)                10               13

(1) Numbers may not add because of rounding
See Accompanying Notes to Financial Statements

                     THERMAL ENERGY STORAGE, INC.
                    NOTES TO FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED)

1. BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of September 30, 2000 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

                        THERMAL ENERGY STORAGE, INC.
                             September 30, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
     As of September 30, 2000 cash and cash equivalents amounted to $10,152 as compared to $4703 as of June 30, 2000. The increase since June 30, 2000 was primarily attributable to a loss for the three months ended September 30, 2000 of $635 offset by $6085 raised in a private placement of restricted shares of common stock.

     As of September 30, 2000 total shareholders' deficit amounted to ($4,815,436) as compared to ($4,814,802) at June 30, 2000. The increase in deficit since December 31, 1999 was attributable to the net loss during the period.

RESEARCH AND DEVELOPMENT
     Research and development expenses are included as cost of sales for projects funded in part by a support agreement with the Bureau of Reclamation, and in part by loans from the President. These expenses were primarily to complete a project supported by the Bureau of Reclamation for experiments with a scale model desalination system, and for research into alternative clathrate formers. The experiments with the scale model system reduced the salinity from 35,000 parts per million (ppm) in seawater to less than the 500 ppm salinity limit on drinking water established by the EPA. Several alternative clathrate formers that have zero ozone depletion potential were identified in the second quarter. Experiments with those alternative clathrate formers planned in the next quarter were deferred and are now planned for the fourth quarter.

SALES AND MARKETING
     There were no sales and marketing expenses during the period.

GENERAL AND ADMINISTRATIVE
     General and administrative expenses included the bookkeeping, accounting, and SEC report preparation expenses, and accrued management compensation due. The Company's President continues to support the company's projects without current compensation.

LIQUIDITY AND CAPITAL RESOURCES
     Since inception, the Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of September 30, 2000, the Company had approximately $10,153 in cash and cash equivalents.

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

     During the first quarter the Company accepted a proposal for engineering services from Innovative Engineering Services, Inc. (IES) in which IES proposed that the services be paid either in cash or in stock, at the Company's option. The Board of Directors established a price of $0.03 per share as reasonable in light of the recent volatility in share price and IES accepted that price as the basis for the contract. The work was completed in February 2000 and the sale of 202,833 restricted common shares to IES via a private placement was anticipated in the second quarter to fund payment for the engineering services. After further discussions with IES, the Company and IES agreed that a total of 200,000 shares would be issued for the services provided by IES. The private placement to issue these restricted common shares was completed in the third quarter.

Sales of restricted Common Shares under Rule 144 under the Securities Act of 1933 are available.

LEGAL MATTERS

On September 26, 2000 the company was served with a complaint that was filed in the Third Circuit Court of the State of Hawaii on September 12, 2000. The lawsuit alleges that the several complainants were injured during desalination experiments being conducted by the company at the Natural Energy Laboratory of Hawaii Authority. The complaint alleges injuries caused by the release into the ocean of a toxic chemical. As of the end of the reporting period, the company's liability insurance carrier had not evaluated the complaint. The company believes that the lawsuit is without merit. The defense of this action may cause some disruption in the Company's operations and may from time to time distract management from day-to-day operations. The ultimate outcome of these actions cannot be presently determined. Accordingly, no provision for any liability or loss that may result from adjudication or settlement thereof has been made in the accompanying financial statements.

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

     There is growing interest and activity at all levels relating to government and industry regulation of alternate energy sources. Governmental entities could impose regulations applicable to the Company and its products, which might require the Company to submit its systems to various testing, certification and labeling programs. Management also expects that private industry associations will become more active in this area. In the future the Company may also be required to submit its products for testing and certification to independent organizations. Compliance with future regulatory or private industry standards could involve substantial costs and have a material effect on Company operations.

                       THERMAL ENERGY STORAGE, INC.
                            SIGNATURE PAGE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        THERMAL ENERGY STORAGE, INC.
                                                 Registrant

Date: November 8, 2000                 By:
                                           __________________________
                                           Richard A. McCormack
                                           President