Form 10-Q
period 2001-03-31
THERMAL ENERGY STORAGE INC
filed 2001-08-01
CIK 313277

12345678901234567890123456789012345678901234567890123456789012345678901234567890
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended 	Commission file Number
	March 31, 2001	0-9180


Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)

	Colorado	95-3333931
(State of incorporation)	(IRS Employer Identification No.)

6362 Ferris Square, Suite C
San Diego, CA 92121
(Address of principal executive offices)

Registrant's telephone number, including area code:	(858) 453-1395

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES []	NO [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: Common Stock, $.001 Par Value - 59,131,289 shares




CONTENTS	PAGEPART I. FINANCIAL INFORMATION

ITEM 1. Financial
Statements

	Balance Sheets as of December 31, 2000 and March 31, 2001  1

Statements of Operations for the three months ended March 31, 2001  2

	Statements of Cash Flows for the three months ended March 31,2001  3

	Notes to Financial Statements	4

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	5

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	7

SIGNATURE PAGE	8


PART I. - FINANCIAL INFORMATION

ITEM 1.
THERMAL ENERGY STORAGE, INC.
BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share data)


March 2001
December 2000
ASSETS
($000)
($000)
	Current assets


	Cash
11
11
	Accounts receivable
0
0
	Inventories
1
1
	Prepaid expenses
2
2
	Total current assets
14
14



Property and equipment less accumulated depreciation of $109,623
0
0



TOTAL ASSETS
14
14



LIABILITIES AND STOCKHOLDERS' DEFICIT
($000)
($000)
	Current liabilities


	Accounts payable
24
24
	Accrued payroll
101
101
            Accured legal settlement
25
0
	Payable to officers and affiliates
569
569
	Total current liabilities
720
695



Stockholder's deficit


Common stock par value $.001 per share Authorized 110,000,000 shares Issued and outstanding 58,931,289 shares


59


59
	Additional paid in capital
4,046
4,052
	Accumulated deficit
(4,786)
(4,798)
	Total stockholders' deficit
(699)
(710)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (1)

14

14
(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements



THERMAL ENERGY STORAGE, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS
ENDED MARCH 31, 2000 AND 1999
(Unaudited)(Amounts in thousands, except per share data)


Results of Operations
March 31, 2001
($000)
March 31, 2000
($000)
Contract services
0
11
Cost of revenues
0
30
Gross profit (loss)
0
(19)
Operating Expenses


	Research and Development
0
0
	Selling, general and administrative expenses
0
1
      Accrued legal settlement
25
0
Operating profit (loss)
(25)
(20)
	Transfer fees
0
1
	Other income
0
2
Net income (loss) (1)
(25)
(17)
Accumulated deficit -  Beginning of period
(4,822)
(4,799)
Accumulated deficit -  End of period
(4,847)
(4,816)
Loss per share
($0.000)
($0.000)

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements


THERMAL ENERGY STORAGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)
(Amounts in thousands)


Cash flow from operating activities:
March 31, 2001
($000)
March 31, 2000
($000)



Income (loss) from operations
(25)
(17)
Adjustments to reconcile net income to net cash provided by operating activities


	Depreciation
0
0
Decrease (increase) from changes:


	Receivables
0
0
	Prepaid expenses
0
0
	Accounts payable
0
1
      Accrued legal settlement
25
0
	Payable to officers & affiliates
0
0
Net provided by operating activities
(25)
(17)
Net cash provided from financing activities


Increase (Decrease) in cash
(25)
(17)
Cash at beginning of year
11
23
Cash at end of period (1)
11
5






(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

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


THERMAL ENERGY STORAGE, INC.
March 31, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
As of March 31, 2001 cash and cash equivalents amounted to $11,167 as compared to $10,748 as of December 31, 2000. The increase since December 31, 2000 was primarily attributable to stock transfer fee revenues of $440 less a bank charge of $20.

As of March 31, 2001 total shareholders' deficit amounted to $(4,811,022) as compared to $(4,786,441) at December 31, 2000. The increase in deficit since December 31, 1999 was attributable to the net operating loss of $24,581.

RESEARCH AND DEVELOPMENT
	There were no research and development expenses during the period.

SALES AND MARKETING
There were no sales and marketing expenses during the period.

GENERAL AND ADMINISTRATIVE
General and administrative expenses included the bookkeeping, accounting, and SEC report preparation expenses, and accrued management compensation due. The Company's President continues to support the company's projects without current compensation.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of March 31, 2001, The Company had approximately $11,167 in cash and cash equivalents.

Net cash consumed by operating activities was approximately $25,000 for the three months ended March 31, 2000. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.
This net loss in turn is attributable to a an accrued legal settlement expense of $25,000, as recommended by counsel, to satisfy attorney's fees and costs, as well as a possible legal settlement in the personal injury lawsuit pending in the State of Hawaii.

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

DELINQUENT FILINGS AND EFFECTS IN MARKET FOR SECURITIES

The Company did not hold its annual meeting in 1989 or 1990 until November of each year, and did not hold an annual meeting in 1992, 1994, 1995, 1996, 1997, 1998 and 1999 or 2000, and did not timely file all of the quarterly form 10-Q reports required to be filed under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933.

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





	THERMAL ENERGY STORAGE, INC.
	Registrant


Date: August 1, 2001	By: /s/ Richard A. McCormack
	__________________________
	Richard A. McCormack
	President







	8