Form 10-Q
period 2001-09-30
THERMAL ENERGY STORAGE INC
filed 2002-04-04
CIK 313277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended 	Commission file Number
September 30, 2001	0-9180


Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)

	Colorado	95-3333931
(State of incorporation)	(IRS Employer Identification No.)

6362 Ferris Square, Suite C
San Diego, CA 92121
(Address of principal executive offices)

Registrant's telephone number, including area code:	(858) 453-1395

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




CONTENTS	PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

	Balance
Sheets as of March 31, 2001 and September 30, 2001	1

	Statements of Operations for the three months ended
September 30, 2001	2

	Statements of Cash Flows for the three months ended
 September 30, 2001	3

	Notes to Financial Statements	4

ITEM 2. Management's Discussion and Analysis of Financial Condition
and
Results of Operations	5

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
7

SIGNATURE PAGE	8


PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THERMAL ENERGY STORAGE, INC.
BALANCE SHEETS
(Unaudited)

(Amounts in thousands, except per share data)*


September 2001
June 2001
ASSETS
($000)
($000)
	Current assets


	Cash
12
12
	Accounts receivable
0
0
	Inventories
1
1
	Prepaid expenses
2
2
	Total current assets
15
15



Property and equipment less accumulated depreciation of $109,623
0
0



TOTAL ASSETS
15
15



LIABILITIES AND STOCKHOLDERS' DEFICIT
($000)
($000)
	Current liabilities


	Accounts payable
         24
24
	Accrued payroll
       101
   131**
            Accured legal settlement
25
25
	Payable to officers and affiliates
569
569
	Total current liabilities
720
  750**



Stockholder's deficit


	Common stock par value $.001 per share Authorized 110,000,000 shares Issued and outstanding 58,931,289 shares


59


59
	Additional paid in capital
4,046
4,046
      Current profit/loss
(23)
           1
	Accumulated deficit
	Total stockholders' deficit
(4,786)
        (4,841)**

      (704)
    (735)**
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (1)

15

15
(*) Numbers may not add due to rounding
(**) Corrected
See Accompanying Notes to Financial Statements



THERMAL ENERGY STORAGE, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE
MONTHS
ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

(Amounts in thousands, except per share data)*


Results of Operations
September  30, 2001
($000)
September 30, 2000
($000)
Contract services
0
0
Cost of revenues
0
1
Gross profit (loss)
0
(1)
Operating Expenses


	Research and Development
0
0
	Selling, general and administrative expenses
0
0
      Accrued legal settlement
0
0
Operating profit (loss)
0
(1)
	Transfer fees
1
0
	Other income
0
3
Net income (loss) (1)
(23)
2
Accumulated deficit -  Beginning of period
(4,763)
(4,818)
Accumulated deficit -  End of period
(4,786)
(4,816)
Loss per share
($0.000)
($0.000)

(*) Numbers may not add due to rounding
(**) Corrected
See Accompanying Notes to Financial Statements


THERMAL ENERGY STORAGE, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
(Amounts in thousands)*


Cash flow from operating activities:
September  30, 2001
($000)
September 30, 2000
($000)



Income (loss) from operations
(23)
1
Adjustments to reconcile net income to net cash provided by operating activities
23

	Depreciation
0
0
Decrease (increase) from changes:


	Receivables
0
0
	Prepaid expenses
0
(1)
	Accounts payable
0
(2)
      Accrued legal settlement
0
0
	Payable to officers & affiliates
0
0
Net provided by operating activities
1
(1)
Net cash provided from financing activities


Increase (Decrease) in cash
0
(1)
Cash at beginning of year
12
5
Cash at end of period
12
5






(*) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED September 30, 2001


(UNAUDITED)

1. BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of September 30, 2001 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2000. Results for the interim period presented herein are not necessarily indicative of results, which may be reported for any other interim period or for the entire fiscal year.


THERMAL ENERGY STORAGE, INC.
September 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
	As of September 30, 2001 cash and cash equivalents amounted to $12,444.58 as compared to $11,963 as of June 30, 2001. The increase since March 31, 2001 was attributable to stock transfer fee revenues.

	As of September 30, 2001 total shareholders' deficit amounted to $(4,786,441) as compared to $(4,840,227) at June 30, 2001. The bulk of the decrease since June 30, 2001 was attributable to the net operating loss of $23,303.

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

LIQUIDITY AND CAPITAL RESOURCES
	Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of September 30, 2001, The Company had approximately $12,444 in cash and cash equivalents.


	Net cash consumed by operating activities was minor for the three months ended September 30, 2001.

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





	THERMAL ENERGY STORAGE, INC.
	Registrant


Date: April 1, 2002	By: /s/ Richard A. McCormack
	__________________________
	Richard A. McCormack
	President







	8