Form 10-K
period 2002-12-31
THERMAL ENERGY STORAGE INC
filed 2003-04-04
CIK 313277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal period ended                              Commission file Number
December 31, 2002                                               0-9180


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


Indicate by check mark whether the registrant (1) has filed all reports requir-ed to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-quirements for the past 90 days.
                             YES []        NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002:
                Common Stock, $.001 Par Value - 59,131,289 shares







                          THERMAL ENERGY STORAGE, INC.


                        2002 Annual Report on Form 10-K


                              TABLE OF CONTENTS


                                     PART I
Item 1. Business                                                           1
Item 2. Properties                                                        10
Item 3. Legal Proceedings                                                 10
Item 4. Submission of Matters to a Vote of Security Holders               10


                                     PART II
Item 5. Market for Registrant's Common Stock and
        Related Stockholder Matters                                       10
Item 6. Selected Financial Data                                           11
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               11
Item 7a.     Quantitative and Qualitative Disclosures about Market Risks  14
Item 8. Financial Statements and Supplementary Data                       14
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                            15


                                     PART III
Item 10. Directors and Executive Officers of the Registrant               15
Item 11. Executive Compensation                                           15
Item 12. Security Ownership of Certain Beneficial Owners and Management   16
Item 13. Certain Relationships and Related Transactions                   17


                                     PART IV
Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K   17













                                        i

                                      PART I
Item 1. Business

General

Thermal Energy Storage, Inc. (TESI) is an innovator in the application of a var-iety of thermal storage mechanisms, and in the application of one of these mech-anisms to the production of potable water from seawater. The Company has de-signed, developed, and installed systems for reducing the peak load on air con-ditioning systems. This is accomplished by "cool storage" a term for describing the creation of an ice-like media that can absorb peak air conditioning loads. "Cool storage" produces economies by reducing the size and cost of the air con-ditioning equipment, and by shifting air conditioning electrical loads from peak periods to off-peak periods when electricity is cheaper.

The company's systems make use of patented technology that induces water to form ice-like crystals (a "clathrate") by adding certain chemicals to the water. A system using the foaming agent CCl2FCH3 (monofluorodichloroethane or R141b) in-duces crystal formation at 47.5F. The heat of fusion of the clathrate is close to that of water, and provides the required heat sink mechanism.

Recently the company has been engaged in developing systems for the desalination of seawater using similar technology and has designed built, and tested small capacity experimental systems that have provided proof of concept for the de-salt-ing process. The desalination systems take advantage of the phenomenon observed in ordinary ice; that it excludes the salt when it freezes and the ice produced is nearly pure water. Clathrate crystals are used in this process to produce crystals at temperatures well above the normal ice freezing temperature in sea-water. Crystals may be produced from cold seawater available at ocean depths of about 2000 feet without mechanical refrigeration, thus reducing the energy required to obtain potable water.

Products Background

Thermal Energy Storage Systems

The Company has developed a unique system to create a heat sink for thermal energy as a means of reducing the initial and operating cost of large central air conditioning units. The system absorbs energy by melting "clathrate" crys-tals. The clathrates used by the company are formed of water mixed with certain materials having a small molecular structure which, when combined, promotes crystallization at higher freezing temperature than water alone. In recent experiments the Company used the clathrate forming compound R141b, or hydro-chlorofluorocarbon (HCFC) 141b. The clathrate crystals and water produce a slurry that is stored in a tank and pumped through a heat exchanger to absorb heat when the air conditioning load increases above the nominal capacity of the air conditioner.

The clathrate crystal slurry has several advantages over the more conventional, ordinary water-ice systems in use for this purpose:

   (i) the clathrate freezes at approximately 45F to 64F instead of 32F as with water-ice and thus provides desalination at lower cost than reverse osmosis;
  (ii) the clathrate requires less energy to achieve storage at this higher temperature as compared to ordinary ice; and
                                       2

 (iii) the clathrate does not expand as does ordinary ice, thereby simplifying equipment design and minimizing the risk of damage that can occur with ordinary ice.

The U.S. Environmental Protection Agency (EPA) has determined that R141b de-pletes ozone in the upper atmosphere and that it has an Ozone Depletion Poten-
tial (ODP) of 0.11.   This is substantially lower than a chlorofluorocarbon
used by the Company earlier, (trichloromono-fluoromethane, also known as CFC 11 or R11). The EPA has banned the production of R11 because it had an ODP of 1.0. Although the ODP of R141b is almost a factor of ten lower, the EPA has ruled that the manufacture of R141b must cease this year (2003). This ruling, coupled with the uncertainty of finding a suitable replacement, has effectively elim-inated the Company's ability to sell its product in its prime marketplace.

Since this clathrate-forming material is being phased out of production because of EPA requirements the Company is investigating the use of non-Chlorine com-pounds like hydrocarbons for use in the desalination system. Through work per-formed in the development of a freeze desalination system the Company has ident-ified several alternative clathrate formers that have freezing temperatures that may be suitable for the thermal storage application. Although the freezing temperature is important in this application, other characteristics of the crystals are also important in determining the feasibility of their use. Never-theless, the search for a suitable clathrate former for desalination may also yield a substitute clathrate former, with zero ODP, for the purposes of thermal energy storage.

Freeze Desalination Systems

Since 1995 the Company has done research and development on the applica-tion of clathrate technology to the desalination of seawater. This work was funded by the Company's president through his solely owned engineering consult-ing company, RAMCO, Inc., and support agreements with the Bureau of Reclamation (BuRec), Department of Interior.

In this process, the clathrate former R141b is mixed with cold seawater from a depth of approximately 2,000 feet, forming a slurry of the clathrate-crystals. The slurry is pumped to a device known as a wash column where the clathrate crystals are separated from and washed of surface brine. The crystals are then melted producing fresh water and the R141b is recovered for reinjection in a continuous cycle. The initial studies and subsequent experiments show that, if certain problems can be resolved, this process could compete economically with desalination systems now in use.

Since the manufacture of R141b will cease in the US this year (2003), an effort was initiated to find a suitable substitute clathrate-former for desalination purposes.

For this service a higher temperature clathrate former is desirable because it would either make increased production efficiency possible where cold water is available or would broaden the geographic applicability of the process. A fol-low-on contract was received from the Bureau of Reclamation in 1999 to identify possible replacement clathrate formers suitable for desalination. During 1999 the work under this agreement identified clathrate formers that have a zero ozone depletion potential, and that form clathrate crystals at higher tempera-tures than R141b, at pressures deemed feasible by the Company for the
                                       3

desalination process. Additionally, some of the clathrate formers identified for the purpose of desalination may be useful in certain thermal energy storage applications.

Company Business Outlook

Since 1989 the Company's existence has been threatened by serious financial difficulties as a result of circumstances that made the Company unable to mar-ket its products. These circumstances have been noted in prior 10-K reports and are briefly reviewed under History below. In fact, as early as 1989, the Company's Directors were required to consider terminating the Company's business when it became unclear that the Company could meet its obligations for operating funds. However, certain of the Directors, including the President pledged per-sonal funds to attempt to keep the Company in operation, principally to explore the possibility of a merger or acquisition with or by a stronger company, and more recently to help advance the desalination technology. With this financial support the Company was able to continue.

After 1992, substantial contributions from the President were a major source of funding, combined with supplementary support from other Directors. In 1994, dollar contributions from the other Directors ceased although these Directors continue to provide services. Continued efforts from 1994 to present have prod-uced some positive results and the Company has received funds from the Bureau of Reclamation for its desalination program. These funds from the Bureau have also carried with them an obligation for the Company to contribute on a participatory basis and this latter obligation was met in major part by continued funding of the Company by RAMCO, Inc.

Competition

Because of the delay created by the elimination of R11 and R141b, the Company still has not entered the thermal energy storage (TES) market, which exacerbates the financial constraints under which the Company had been operating. Manage-ment is aware of at least eight companies currently competing in the off-peak storage air conditioning market. Seven of these companies produce systems based on water ice, or water, as the storage media. Management believes its clathrate storage technology is unique and, as noted earlier, offers technical advantages over systems presently marketed by competitors.

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

Both the technology and the utility perception as to the requirements for energy storage and electric power load management are experiencing many new develop-ments. There can be no assurance that the Company's products will not be made uncompetitive or obsolete in the future.

The clathrate former (R141b) used in the Company's storage medium is no longer being manufactured in the U.S. The uncertainty surrounding the Company's ability to find a suitable replacement has stalled the Company's entrance into
                                       4

the market place. Should the price of a replacement be significantly higher than that of R141b the Company's system could be rendered uncompetitive. An alternate clathrate former will have to be used after 2003. The Company continues to seek R&D funds to meet this need.

The company is aware of other makers of thermal storage systems for air con-ditioning applications. The primary market for the Company's systems is for large central air conditioning systems such as those employed in office build-ings, shopping malls, and high-technology manufacturing facilities. The Com-pany believes that its systems have significant advantages, including higher efficiency, over competing thermal storage systems. The company is aware of another patent on clathrate desalination, but does not believe that the clath-rate desalination technology embodied in that patent offers the advantages in-herent in the company's technology. The Company anticipates that competition from makers of distillation and reverse osmosis desalination systems will be significant because of their current presence in the marketplace.

Marketing

The company's sales and marketing efforts at present are directed toward obtaining additional support for research and development testing of clathrate forming chemicals thus far identified.

History

Thermal Energy Storage, Inc. (the Company) was incorporated under the laws of Colorado on December 8, 1978. Initially the Company's business was the manu-facture and marketing of thermal energy storage systems to the solar industry. In fact, the great majority of the Company's existing shareholders trace their participation to the 1979-1983 period.

By the end of 1984 consumer demand for solar energy systems declined and the Company directed its efforts into the growing commercial demand for off-peak cool thermal storage in large central air conditioning systems. The TES system first developed by the Company relied on the use of the refrigerant labeled R11 (monofluorotrichloromethane), a chlorofluorocarbon (CFC) that was subsequently (in 1989) identified with the depletion of the earth's ozone layer. The U.S. government placed a heavy tax on the use of CFC R11 in 1990 and the U.S. En-vironmental Protection Agency (EPA) ordered the termination of manufacture of all CFC products at the end of 1995.

Under a contract with Consolidated Edison of New York, the Company was success-ful in identifying the R141b as a suitable replacement to R11. However, the expenditures made by the Company to accomplish the development of the 'SnoPeak' (a contraction of "there's no peak") thermal energy storage system depleted the Company's resources so that it was unable to sustain a marketing effort. The Company then began to seek merger partners to promote the product line.

In 1993 an effort was begun to pursue clathrate desalination technology. This work led to a sharing contract with the Bureau of Reclamation (BuRec) to design, build, and test a small-scale pilot plant at the Natural Energy Laboratory of Hawaii, on the Big Island of Hawaii. As part of this endeavor a search for a new clathrate former for use with the desalination technology was made and that work is ongoing. In order to obtain this contract, RAMCO met the financial sharing obligations required by the BuRec.
                                       5

In January, 1995 the Company's President filed for a patent on a clathrate desalination system, which patent has subsequently been issued. All costs incurred up to the time of issuance of the patent and thereafter, for develop-ing, obtaining and supporting the patent were paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and developments through the completion of the aforementioned BuRec contract, to the Company in perpetuity, on a worldwide, royalty-free basis. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

In 1995 the EPA dealt the company another blow when it ruled that the manufact-ure of R141b must also be terminated and established the year 2003 as the date after which no new material can be produced. This ruling by EPA effectively removed the Company from both the thermal energy storage and desalination markets.

Over the long and difficult period, from 1989 to present, while the Company was developing its 'Snopeak' product line and searching for a suitable replacement for its clathrate-forming chemical, many fundamental and structural changes were occurring in the traditional electric utility industry leading up to the current restructuring of the industry. Having lost its ability to market its 'Snopeak' product line because of EPA rulings, the Company sought to align with a financially strong company with comparable business interests that would continue to fund the search for new a clathrate-former as well as to develop the desalination technology. However management judges that the best opportun-ity to find an appropriate partner is to find a suitable replacement clathrate former and also to develop a working system for its desalination technology for a demonstration plant.

In an approach to revitalize itself the Company was able to obtain two cost-sharing desalination contracts from the Bureau of Reclamation amounting to $553,000. In order for the Company to obtain these contracts it was necessary for RAMCO to agree to fund in kind the major part of the cost-sharing amount of $241,000.

The testing showed that four of the five subsystems making up the desalination system operate satisfactorily. The fifth subsystem did not work as required for the overall system to be deemed successful. Follow on funding was sought from BuRec to modify the design of this subsystem and to perform further testing.

This funding was held back by BuRec because of an incident at NELH in Septem-ber, 1998 whereby certain parties accused, falsely as it turns out, NELH and the Company of causing a fish kill through the release of R141b into the out-fall tide pool from the company's test facility. The company's subsequent investigation determined that the most likely cause of the alleged fish kill would have been thermal shock caused by the release of very cold water into the warm water that collects in the outfall tide pool during periods when the company's system is not operating. Further it was shown that for R141b to be toxic to humans, fish or plant life it would have to be in concentrations on the order of magnitude of 1000 times greater than the amounts reportedly detected. It was concluded that the most likely cause of there being R141b in the outfall was through the efforts of one or more disgruntled defendants
                                       6

in a suit brought by NELH to eject them from the land to which they claim ownership, which land is part of NELH's facility.

The Company received the follow on contract from BuRec in March 1999 and had intended to continue experiments with the pilot plant at NELH. However the changed requirements by the Hawaii Department of Health made further work at the site financially infeasible. As a consequence, the Company dismantled the pilot plant in 1999 and vacated the NELH facility.

Instead of experiments at the pilot plant, the Company contracted for the construction of a small-scale test facility in San Diego near the company offices. A small-scale system, designed to permit observation during operation, was constructed and evaluated with the test facility.

The project was completed in June 2000 and successfully demonstrated the abil-ity of the process to produce water meeting EPA salinity standards. The exper-iments with the scale model system reduced the salinity from 35,000 parts per million (ppm) in seawater to less than the 500-ppm salinity limit on drinking water established by the EPA. Several alternative clathrate formers that have zero ozone depletion potential were identified in the second quarter. Experi-ments with those alternative clathrates are planned for 2002.

The results to date have provided management with optimism that its desalina-tion efforts may lead to a marketable product in the future.

Research and Development

In October 1993 the Company was awarded a $103,000 participatory contract from the U.S. Department of Interior, Bureau of Reclamation (BuRec), to perform a feasibility study to determine if clathrate technology is suitable for the de-salination of seawater. Known as "Freeze Desalination" a clathrate system, theoretically, has the potential to be a more efficient desalination system than reverse osmosis systems currently in use. The study was completed in April 1995 and verified the technical feasibility of the clathrate desalination system and showed that there is potential for this system to compete with other desalination systems now in commercial use.

In October 1995, the Company received a follow-on, $450,000, participatory contract to build a small demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the fol-low-on contract and funding needed for the $178,000 participatory share, were paid by RAMCO, the Company not having sufficient funds to meet the funding requirements.

In October 1996, the company was awarded a $250,000 contract by the Center of Excellence for Research in Ocean Sciences (CEROS) to evaluate the effects of greater pressures at ocean depths on crystal formation, and to design, con-struct, and test a subsystem module for the removal and recovery of trace quantities of the clathrate from the product water stream. This work was completed in March 1999.

In March 1999, the company was awarded a $100,000 financial assistance agree-ment by the Bureau of Reclamation. The agreement, which supported participa-tion by the company at a somewhat higher level, was for research into higher
                                       7


temperature clathrate formers and experimentation with the wash column. RAMCO provided funds on behalf of the Company in support of this work.

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

In accordance with generally accepted accounting principles, all costs assoc-iated with research and development incurred by the Company were expensed.

The company has also received significant support in its research from the Department of Interior, Bureau of Reclamation and from CEROS. The Company has published three technical reports on the work supported by these agencies, and a paper presented at the International Desalination Association's 1999 World Congress. These technical reports, listed below, are available from those agencies.

1. Richard A. McCormack and Richard K. Andersen, Thermal Energy Storage, Inc., "Clathrate Desalination Plant Preliminary Research Study," Bureau of Rec-lamation Contract Number 1425-3-CR-81-19520, Water Treatment Technology Program Report Number 5, June 1995

2. Richard A. McCormack and Glenn A. Niblock, Thermal Energy Storage, Inc., Build and Operate a Clathrate Desalination Pilot Plant, Final Technical Report, Bureau of Reclamation Assistance Agreement Number 1425-5-FC-81-20690, Water Treatment Technology Program Report Number 31, May 1998

3. Richard A. McCormack, Thermal Energy Storage, Inc., Development and Test-ing of a Clathrate Desalination Research Facility, DARPA Grant Number MDA 972-94-1-0010, Final Technical Report, January 1999.

4. Richard A. McCormack, Thermal Energy Storage, Inc. and Glenn A. Niblock, Vertex Associates Inc.; "Clathrate Freeze Desalination Progress," IDA Log
    No: SD99165 presented at the International Desalination Association 1999 World Congress, August 29-September 4, 1999.

Intellectual Property Rights

Patents

The Company has patented its clathrate phase-change technology based on the concept of freezing the clathrate mix in a range of 42F to 48F while maintain-ing high thermal storage capacity. Mixing certain compounds with water using off-the-shelf mechanical and chemical components produces clathrates, also known as gas-hydrates. At certain temperatures and pressures, depending on the chemistry of the mixture, molecules of the clathrate forming compound are com-
                                       8

pletely enclosed with a group of water molecules in a solid crystalline struct-ure to form the clathrate heat sink medium. The Company was issued U.S. Patent Number 4,696,338 on September 29, 1987 covering the formation of a clathrate under specific physical and chemical conditions. This patent was for a warm temperature (118F) heat storage medium that the Company no longer considers commercially valuable. The Company's second clathrate patent, number 4,821,794 that was issued on April 18, 1989 covers different methods and chemicals for forming its clathrate heat sink medium.

In January 1995, Richard McCormack, the Company's President filed for a patent on a clathrate desalination system. U.S. Patent 5,553,456 was issued to RAMCO as the originator of the basic patent applications on freeze desalination that is used by the Company in its desalination development work. All costs of obtain-ing the patent have been, and are being, paid by RAMCO. The Company's Board of Directors has proposed, and the Company's president has agreed, that RAMCO cross-license the technology, as embodied in the patent application and develop-ments through the completion of aforementioned BuRec contract, to the Company in perpetuity, on a worldwide, royalty-free basis. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

Work completed under the financial assistance agreement received in 1999, and work funded by RAMCO may lead to additional patents. No evaluation of the po-tential for patent protection has yet been done and there is no assurance that additional patents will be granted.

Trademark

In 1981 the Company was granted a federal trademark for the name, Thermal Energy Storage, Inc., as well as the acronym, "TESI", and the Company's logo. A state trademark registration has been granted by the State of California. The Company believes its name is an asset as it reflects the name for thermal energy storage (TES) commonly used in the literature and in the industry.

Material Customers

In 2000, as in 1999, 100 percent of the Company's revenues were derived from research supported by contracts with the U.S. Department of Interior, Bureau of Reclamation (BuRec). In 1998, and 1997, 100 percent of the Company's revenues were derived from research supported by contracts with the BuRec and the Cent-ers of Excellence for Research in Ocean Sciences. The failure of the Company to contract with additional new customers is having a material adverse effect on the Company.

Manufacturing and Assembly

The Company's production of storage systems consists primarily of engineering, procurement and final assembly of components produced by other manufacturers to Company specifications, and charging the system with its storage medium. Man-agement believes that all major equipment components of its system are, and will remain, readily obtainable from numerous suppliers to the extent necessary to meet the Company's production needs. The Company has not entered into any long-term contract for the supply of any component. The Company does not in-tend to build any manufacturing facilities in the foreseeable future.

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

The lawsuit was assigned to an arbitrator in accordance with Hawaii law, and an arbitration hearing took place during 2001. On January 2, 2002 the arbitrator held that the Company was liable for damages to four plaintiffs in amounts that aggregated to $50,000. The company disputes the arbitrator's findings of liability and of the amounts set as damages. The company continues to believe the claims are spurious and will continue to defend against these claims.

The ultimate outcome of this action cannot be presently determined. Never-theless, the company has reserved an amount of $25,000 for legal expenses related to these claims that may be incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Securities Market

The Common Shares of the Company are traded via Pink Sheets an over-the-counter bulletin board (OTCBB) and quoted under the symbol "THES". The National Quotation Bureau does not currently quote TESI Common Shares. The Company
                                       10


acts as Transfer Agent for the Common Shares. There are approximately 3,000 shareholders of record of Common Shares.

The Company has not, since inception, declared or paid cash or other dividends with respect to the Common Shares. Management does not contemplate the pay-ment of such dividend on the Common Shares in the foreseeable future.

On June 26, 1984, the Company was removed from the NASDAQ automated reporting system, as the Company was not in compliance with requirements of the NASD Bylaws because it no longer met the financial net worth standards set by NASDAQ.

Delinquent filings and effects in market for securities

The Company has not held annual meetings since 1992 and did not timely file all of the quarterly form 10-Q reports required to be filed under Section 13 or
Section 15(d) of the Securities Exchange Act of 1934, therefore, the Company failed during these periods to qualify for the use of Rule 144 under the Securities Act of 1933. By filing this 10-K the company will be current in its reporting under the referenced provisions of the 1934 act.

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

Item 6. Selected Financial Data

The following table summarizes certain financial data of the Company for the years ended December 31, 1999 through December 31, 2002 and is qualified in its entirety by the financial statements and notes thereto included in "ITEM 8. Financial Statements and Supplementary Data."

                                     Year Ended December 31,
                             2002       2001       2000       1999

Revenues                    $7,374       $0       $16,080     $84,205
Net income (loss)          (10,156)    (22,953)   (18,186)    (34,974)
Per common share            (0.000)     (0.000)    (0.000)     (0.001)
Total assets                 5,649      15,805     13,758      25,860
Long term obligations          0          0           0           0
Cash dividends per share       0          0           0           0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and capital resources

In 1990 a new United States federal excise tax on the material R11 used in the formation of the Company's storage media forced the Company to terminate its U.S. marketing efforts until a suitable substitute material was identified and successfully demonstrated.

The Company's Board of Directors has directed management to seek an alignment with a financially strong company with compatible business interests to market its 'Snopeak Storage System and to remain cognizant of any new development with clathrate forming materials that have zero ODP, such as certain hydrofluoro-carbons (HFC's) that are not now being manufactured but which are under study by several U.S. chemical companies. Without such an alignment the company may be unable to market its products and may terminate its business.

The Company is actively seeking additional operating funds to sustain operations until such time as it generates a positive cash flow from internal operations. An effort is currently underway to obtain private or public funding to construct a modular desalination pilot capable of producing 250,000 gallons per day of fresh water from sea or wastewater. This modular concept creates attractive economies of scale applicable to communities with a wide range of populations.

The pilot advances the concept from research to commercial application and will demonstrate the economic viability of the this form of fresh water reclamation.

The Company had no accounts receivable as of December 31, 2002 and December 31, 2001. As of December 31, 2002 the Company had a cash balance of $3,638 as compared to $12,700 cash at December 31, 2001.

The Company had a net loss of $10,156 in 2002 as compared with a net loss of $23,000 in 2001. This loss was due to an excess of expenses with no contract revenues and a write-off of raw materials inventory of $1,000.

A negative cash flow from operations was approximately $760 per month through-out 2002, as compared to a negative cash flow from operations of approximately $2000 per month in 2001.

Current assets and total assets were $5,649 as of December 31, 2002 compared to current assets and total assets of $16,000 as of December 31, 2001.

As of December 31, 2002 the Company had a working capital deficiency of $744,256. As of December 31, 2001 the Company had a working capital deficiency of $679,000. This deficiency in working capital was due to operating losses. As of December 31, 2002 the Company had no bank loans outstanding. A bank loan to the company was paid off as of December 31, 1994. As of December 31, 2002 the Company had accounts payable totaling $24,458. As of December 31, 2001 the Company had accounts payable totaling $24,458.

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

In October 1989 RRSI informed the Company that they were terminating their bus-iness in the U.S. and intended to use their Company holdings to satisfy their contractual agreements with certain key employees. As a result of negotiations between RRSI, the Company and Mr. A. Philip Bray, (former CEO of RRSI, and who, in 1992, became a Company Board Member) and in return for a release of obligations and liabilities among the Company, RRSI and two (then current) Company Board Members employed by RRSI, it was agreed that the Company would issue to RRSI a warrant to purchase up to 2,280,427 Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares to be canceled by the Company. These canceled shares formed the basis of a non-dilutive Private Placement completed by the Company in February 1990. Mr. Bray received the remainder of the Common Shares held by RRSI and RRSI's warrant to purchase 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan. In 1990 Mr. Bray lent the Company $15,000 in working capital.

During the period 1989 through 1996 there were periods when there were lapses in the Company's liability insurance coverage. The Company may have financial exposure for claims arising during the periods in which no coverage existed and for the denial of coverage for the incident discussed in Item 3. The finding of the arbitrator of liability and damages awarded are discussed in Note 3.


Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalin-ation technology and the thermal storage technology. The most recent exper-iments are encouraging but further work is required to have high confidence in the technical and commercial feasibility of the TESI processes.

Results of Operations

In 1988, a field demonstration of a 250 ton-hour storage system was placed in trial operation. At approximately the same time a 24 ton-hour system also was placed in a field operation. Both systems immediately developed similar and unexpected operating problems relating to equipment sizing and scale-up from the Company's test stand system.

These scale up and sizing problems led to the decision by the Board of Di-rectors to suspend marketing activities and to initiate the subsequent ex-tensive testing program. These decisions further led to substantial cost increases during 1988 and 1989.

To solve these technical operating problems management commenced an around-the-clock test program on the Company's test stand and, at the same time, halted field-testing of the field units. The test ran for over five months and was completed in December 1988. Subsequently, all data was reduced and analyzed.
On the basis of this analysis certain modifications were made to the design of the Company's system such that operation of the system at the 100% storage capacity rating for each of the Company's field demonstration units was success-fully demonstrated.

The Company had $0 in contract revenues for the year ended December 31, 2002 and $0 in contract revenues in 2001.
                                       13

As of December 31, 2002 the Company had no backlog of business. The BuRec contract awarded in 1999 was completed and no other new contracts were in place. There were $0 in internally funded research and development expenses during 2002 compared to $0 expenses in 2001 and $6,085 in 2000.

There was no interest income or interest expense for 2002.

There were $6,523 in general and administrative expenses in the year ended December 31, 2002 compared to $0 reported in 2001, $0 in 2000.

It is Management's opinion that inflation had no significant effect on Company operations in 2002 and no significant effect is forecast for 2003.

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

The Company's product and proposed products are subject to, or are affected directly and indirectly by various aspects of federal, state and local govern-mental regulations and tax laws. The federal excise tax imposed on R11, which made the Company's use of R11 impractical, is an example. After 2003 the clathrate former R141b will also be prohibited by EPA regulations. Resident-ial and commercial use of the Company's thermal energy storage systems is also affected by various state and local building codes. Such regulations, while not directed specifically to thermal energy storage devices, can impact the use of systems in which the Company's energy storage units are used.

There is growing interest and activity at all levels relating to government and industry regulation of alternate energy sources. Governmental entities could impose regulations applicable to the Company and its products, which might require the Company to submit its products to various testing, certifcation and labeling programs. Management also expects that private industry associations will become more active in this area. In the future the Company may also be required to submit its products for testing and certification to independent organizations. Compliance with future regulatory or private industry standards could involve substantial costs and have a material impact on Company operations.

Item 8. Financial Statements and Supplementary Data

The information required by this item is Included in Part IV, Item 14.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In December 1992, the Company's management, citing severe financial restrict-ions, instituted a change to the Company's use of independent auditors, approv-ing instead the change from Peterson & Co., a La Jolla based accounting firm, to use financial results as prepared by the Company's independent bookkeeper since 1988, Mr. William Jankowski. Management had no disagreements with Peter-son & Co. during the 1990 and 1991 fiscal year audits on any matter of account-ing principles or practices, financial statement disclosure or auditing scope or procedure. All financial results presented herein are in accord with all previous practices used by the Company and past auditors and are considered accurate. The sole reason for making this change is to conserve operating funds.

In 1998 the Company hired William G. McKee, Inc., CPA, to prepare the financial statements without audit or review and has continued this relationship. Since 1998 10-K and 10-Q reports have been prepared using the unreviewed and unaudited financial reports of William G. McKee, Inc.

                                     PART III
Item 10. Directors and Executive Officers of the Registrant

The company has a single Executive Officer who holds all of the executive pos-itions. Mr. Richard A. McCormack is President, Secretary, and Treasurer. Mr. McCormack is also Chairman of the Board of Directors. The Directors include Mr.
A. Philip Bray, and Mr. Richard A. McCormack. Mr. Sidney Stoller, previously a Director, has retired and no longer serves as a Director. The Company regrets his decision to retire and will miss his wise counsel.

Item 11. Executive Compensation

Compensation of Management

No executive officers have been paid compensation since December 31, 1993. Com-pensation due to the President for management services provided through RAMCO, Inc. has been accrued as a loan from RAMCO to the company. No compensation was accrued for any executive officer during the years ended December 31, 1997, and 1998 or 2000. In 1999, unpaid compensation due of $30,000 was accrued. Prev-iously, unpaid compensation of $30,000 was accrued in 1996 and $90,000 was accrued in 1995.

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

Prior to 1999, the members of the Compensation and Stock Option Committee were Messrs. Lawrence O'Donnell and Sidney Stoller. Mr. O'Donnell died in 1999 and has not been replaced on this Committee. Mr. Stoller has retired as a Director and has not been replaced on this Committee.

Management believes that the terms of the transactions described were as fav-orable to the Company as could have been arranged with unaffiliated parties.

Compensation of Directors

Directors of the Company who are employees receive no special compensation for serving as Directors or for their attendance at Board or Committee meetings. Company policy is to pay non-employee Directors a fee of $480, or stock equiv-alents, per day for Board and Committee meetings, except that if a committee meeting is held in conjunction with a Board meeting there is no compensation for the committee meeting. Since December 31, 1992 no Directors fees were accrued or paid.

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

	Name and Address of     Shares Owned    Percent of
	Beneficial Owner        Beneficially      Class

	Richard A. McCormack     10,067,503       17.1% (1)
	8155 Paseo del Ocaso
	La Jolla, CA 92037

	A. Philip Bray            6,719,573       11.4%
	1912 Piper Ridge Court
	Walnut Creek, CA 94596

	All Officers and         19,328,944       32.8%
	Directors as a Group

(1) Includes 857,000 shares held of record by RAMCO, Inc. a corporation wholly-owned by Richard A. McCormack.
                                       16

Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                      PART IV

Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K
 (a) Documents filed as part of this report
   (1) Financial Statements
       The financial statements of Thermal Energy Storage, Inc. are included in a separate section of this report beginning on Page F-1.
 (b) Reports on Form 8-K
     No reports have been filed on Form 8-K during the year ended December 31, 1999.
 (c) Exhibits
     3a  Articles of Incorporation of the Company incorporated by reference to
         Exhibit 2.1 to the Company's Registration Statement on Form S-18, dated September 21, 1979, Registration No. 2-65548, (hereinafter "1979 Form s-18).
     3b By Laws of the Company incorporated by reference to Exhibit 2.2 of the Company's 1979 Form S-18.
     3c Form of Common Share Purchase Warrant, issued by the Company to certain Underwriters for 600,000 Common Shares incorporated by reference to 1979 Form S-18.
     10a Cross License Agreement, dated March 2, 1979 by and between Kay Labor-atories, Inc. and the Company incorporated by reference to Exhibit 11.1(d) of the Company's 1979 Form S-18.
     10b Contract to Supply Equipment and Services dated August 28, 1986 by and between Pacific Gas and Electric and the Company incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K dated December 31, 1987 (hereinafter "1987 10-K").
     10c Contract to Supply Equipment and Services, dated April 28, 1987 by and between Southern California Edison and the Company incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K.
     10d Stock Purchase Agreement effective July 20, 1987 by and Renewable
         Resource Systems, Inc. and the Company, incorporated by reference to
         Exhibit 10.6 to the Company's Form 8-K dated September 17, 1987.
     10e Consulting Agreement between the Company and Sidney Stoller, Director, incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K. 10f Settlement Agreement between Company and RRSI and Philip Bray in-
         corporated by reference to Exhibit 10(f) to the Company's 1989 10-K. 28a U.S. Patent No. 4,696,338, incorporated by reference to Exhibit 28(a)
         to the Company's 1987 10-K.
     28b U.S. Patent Application Serial No. 07/176,934 incorporated by refer-ence to Exhibit 28(b) to the Company's 1987 10-K.









                          THERMAL ENERGY STORAGE, INC.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the regist-rant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         THERMAL ENERGY STORAGE, INC.
                                 Registrant
                       Richard A. McCormack, President



_____________________________      _________________________________________
Date                                        Richard A. McCormack
                                   President and Principal Executive Officer



_____________________________      _________________________________________
Date                                          A. Philip Bray
                                                 Director




















                          THERMAL ENERGY STORAGE, INC.

                         STATEMENTS OF EARNINGS (LOSS)

               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    (Unaudited)


(Amount in thousands, except
 per share data)                            2002        2001          2000

REVENUES

  Contract services                           $0          $0           $16

COST OF REVENUES

  Contract services                           10           0            31

       Gross profit (loss)                   (10)          0           (15)

OPERATING EXPENSES

  Research and development                     0           0             6
  Selling, general and administrative          7          26             1
  Total operating expenses                     7          26             7
       Income (Loss) from operations         (17)        (26)          (22)

       Other Income                            7           3             4

NET INCOME (LOSS)                            (10)        (23)          (18)

LOSS PER COMMON SHARE                    ($0.000)    ($0.001)      ($0.000)

    See Accompanying Notes to Financial Statements

                         THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET

                     AT DECEMBER 31, 2002, 2001, AND 2000

                                  (Unaudited)

(Amount in thousands)                       2002           2001          2000

ASSETS

  CURRENT ASSETS
     Cash                                     $4            $13           $11
     Accounts receivable                       0              0             0
     Inventories                               0              1             1
     Prepaid expenses and deposits             2              2             2
     Total current assets                      6             16            14

  PROPERTY AND EQUIPMENT, at cost            109            109           109
     Less - Accumulated depreciation        (109)          (109)         (109)

TOTAL ASSETS                                  $6            $16           $14

LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES
     Accounts payable                         $24           $24           $26
     Accrued payroll                          131           101           101
     Reserve for legal expense                 25
     Payable to officers and affiliates       569           569           569
       Total current liabilities              750           695           695

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10 per share;
  30,000,000 shares authorized; none issued     0             0             0
  Common stock, par value $.001 per share;
  110,000,000 shares authorized; 59,131,289
  shares issued and outstanding at 2000        59            59            59

  Additional paid-in capital                4,046         4,046         4,052
  Accumulated deficit                      (4,849)       (4,786)       (4,798)
  Total shareholders' deficit                (744)         (704)         (710)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $6           $16           $14

Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements

                           THERMAL ENERGY STORAGE, INC.

                             STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                 (Unaudited)

(Amounts in thousands)                        2002         2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Gain (Loss) from Operations                 $(9)         $(23)        $(18)

  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation                              0             0            0

  DECREASE (INCREASE) FROM CHANGES

     Accounts receivable                        0             0            0
     Prepaid expenses and deposits             (1)            0           (1)
     Adjustment to inventory                   (1)
  INCREASE (DECREASE) FROM CHANGES

     Accounts payable                           0             0            1
     Payable to officers and affiliates         0             0            0

     Net cash provided (used) by
       operating activities                    (9)          (23)         (18)

  CASH FLOW FROM INVESTING ACTIVITIES           0             0            0

  CASH FLOW FROM FINANCING ACTIVITIES           0             0            6

  NET INCREASE (DECREASE) IN CASH              (9)          (23)         (12)

  Cash and cash equivalents at
    beginning of year                          13            11           23

  Cash and cash equivalents at
    end of year                                $4           $12          $11


See Accompanying Notes to Financial Statements

Notes to Financial Statements

Note 1. Organization and Nature of Operations

     Thermal Energy Storage, Inc needs to raise additional funding to sustain operations until the Company becomes self-sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development. The Company has sought to align itself or merge with a finan-cially strong company with compatible business interests. Since 1994 the Company has discussed possible mergers, acquisitions, and affiliations with several suitable companies. Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete its desalination testing successfully and has found a substitute clathrate former for both the desalination technology and the thermal storage technology.

     Without additional funding, or merger with a financially strong company, the Company may be unable to market its products and may terminate its business. For the last four years, the Company has been funded in part by RAMCO, a company wholly owned by the Company's president, who for three of those years has served without compensation. RAMCO has notified the Company that it does not intend to continue such support of the Company's activities beyond 2000. It is therefore likely that the Company will cease operations if a new funding source is not found. In October 1993 the Company was awarded a $103,000 participatory contract from the US Department of Interior, Bureau of Reclamation (BuRec), to perform a feasibility study to determine if the technology was suitable for the desalin-ation of seawater. Known as "freeze desalination", a clathrate system has the potential to be a more efficient desalination system than reverse osmosis sys-tems currently in use. The study, completed in April 1995, theoretically ver-ified the technical feasibility of the clathrate desalination process and showed that this system has the potential to compete with other desalination systems now in commercial use.


     In October 1995 the Company received a follow-on participatory contract for $450,000 to build a small clathrate desalination demonstration plant to be located at the Natural Energy Laboratory of Hawaii. Certain costs associated with obtaining the follow-on contract and funding for the $178,000 participa-tory share, were paid by RAMCO since the Company does not have sufficient in kind funds to meet the funding requirements. This contract was completed in September 1998. The company has sought, and expects to receive, follow on funding from BuRec as discussed under "Marketing".

     In March 1999, the company received a support agreement from BuRec for add-itional research into clathrate formers and for development testing of a key subsystem of the desalination system. This work is largely completed and completion of the work and final report is expected in the first half of 2000.

     In September of 2001, the company entered into an agreement with an energy related company to evaluate the applicability of using the companies clathrate-based desalination system in conjunction with a cryogenic application. As of the end of the reporting period the evaluation had not yet been completed.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

     The accompanying financial statements have been prepared assuming the Com-pany will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the Pres-ident's solely owned consulting company to sustain operations. As of Decem-ber 31, 1999 its current liabilities exceeded its current assets and total lia-bilities exceeded its total assets.

Inventories

     Inventories, which were stated at the lower of cost (first-in, first-out) or market, were entirely composed of purchased parts as of December 31, 2001. During 2002 management determined that these inventories had been disposed of as scrap because they no longer had value for on-going operations.

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

Revenue and cost recognition for contract services

     Revenues from fixed-price contracts are recognized as they are earned, measured by the costs incurred are recognized on the basis of costs incurred during the period plus the fee earned. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are deter-mined.

     Contract costs include all direct material and labor costs and those in-direct costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

Note 3. Loss Per Share

     Computation of loss per share was based on the 59,131,289 Common shares outstanding in 2001. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per com-mon share because the effect would be insignificant for 2001 and 2000.

Note 4. Related Party Transactions

     The Company's President is the President and sole shareholder of RAMCO, which is a holder of the Company's equity securities. At various times RAMCO
                                      F-5

has advanced the Company both cash and services that have been accrued as loans by the Company.

In 1998 RAMCO advanced the Company $40,000 with a balance due of $503,554 as of December 31, 1998. In 1997 RAMCO advanced the Company $38,161 with a balance due of $463,554 as of December 31, 1997. In 1996 RAMCO charged the company $30,000 for services and advanced the company $58,942, with a balance due of $425,393 as of December 31, 1996. In 1995 RAMCO charged the Company, but was not paid, $90,000 for services and advanced the Company $14,950 with a balance due of $336,450 as of December 31, 1995. In 1994 RAMCO did not charge the Company for services and advanced the Company $22,302 with a balance due of $231,500 as of December 31, 1994. In 1993 RAMCO did not charge the Company for services and was repaid $9,174 with a balance of $209,198 as of December 31, 1993. In 1992 RAMCO charged the Company, but was not paid, $90,000 for ser-vices, and advanced the Company $24,632 with a balance due as of December 31, 1992 of $218,372. In 1991 RAMCO charged the Company $90,000 for services and was paid $21,737 with a balance due as of December 31, 1991 of $103,740. In 1990 RAMCO charged the Company $90,000 for management services and was paid $72,924 with a balance due as of December 31, 1990 and 1989 of $35,477 and $18,401, respectively. In 1990, 1991, 1992 and 1995, the Company's President provided his service to the Company through the RAMCO affiliate, an arrange-ment approved by the Company's Board of Directors in 1990. RAMCO charged the Company $5,237 and $5,765 during 1986 and 1987 respectively, for travel, sec-retarial and engineering services of which $5,539 was outstanding at December 31, 1988. It was anticipated that the balance owed RAMCO of $43,598 would be paid at the rate of $7,500 per month commencing January 1, 1989 in lieu of equivalent salary that will be accrued and paid from Company profits in accord with an agreement requested by the Company's President and approved by the Company's Board of Directors. No such payments were made in 1989 nor did the President receive any cash for salary in 1989. RAMCO lent the Company funds at various times throughout 1989. From 1983 to 1985, RAMCO loaned the Company a total of $123,517 on an interest free basis of which $7,500 was repaid in 1983, $9,022 in 1985, $5,000 in 1987, and $63,936 in 1988.

     In order for the Company to qualify to receive a BuRec contract, in 1995 RAMCO agreed to fund up to $178,000 of the participatory BuRec contract until another funding source can be obtained. RAMCO is the holder of a patent application for a clathrate-based desalination system and has agreed to cross-license the technology, as embodied in the patent application and any develop-ments through completion of the BuRec contract, to TESI on a worldwide, royal-ty-free basis, in perpetuity. Additionally, RAMCO has agreed to assign all its rights to the desalination technology to the Company upon reimbursement of expenditures and amounts owed RAMCO by the Company.

Note 5. Revenues

     A substantial portion of the Company's revenues was derived from a lim-ited number of customers. In 2001, there were no revenues. In 2000 and 1999 one customer accounted for 100 percent of revenues. In 1998 and 1997 two customers accounted for 100 percent of revenues. In 1996, 1995 and 1993 one customer accounted for 100 percent of revenues. There were no revenues in 1994.



                                      F-6

Note 6. Common Shares and Warrants

     On September 17, 1987, the Company entered into a common stock purchase agreement (the "Agreement") with Renewable Resource Systems, Inc. (RRSI) of Menlo Park, California. On July 20, 1987 the Company sold 3,000,000 Common Shares at a price of $.05 per share for $150,000 cash and during September through December 1987 sold an additional 6,375,000 Common Shares at $0.13 1/3 per share for $850,000 cash.

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

     In connection with the sale of Common Shares to RRSI and in consideration of other services rendered, in 1987 the Company issued to a consultant 500,000 Common Shares valued at $.03 per share. The consultant, Sidney M. Stoller, also become a member of the Board of Directors. On December 14, 1987, the Company entered into an agreement with Mr. Stoller under which he could acquire warrants for the purchase of up to 300,000 shares of the Company's Common Shares at an exercise price of $.1333 per share, and as of December 31, 1988 Mr. Stoller had acquired warrants to purchase 300,000 Common Shares. The war-rants were issued in exchange for consulting services to be provided through December 1988 and expire two years from completion of such services. The consulting contract was extended through December 31, 1992. During 1990 Mr. Stoller acquired warrants to purchase an additional 300,000 Common Shares.
The Board of Directors directed that the exercise price be established at $.03 per share.

     Common Shares reserved for issuance on the exercise of warrants and options as of December 31, 1998 are as follows (excluding subsequently expired warrants):

     Description                         Shares Reserved

     Warrants                                4,830,047
     Non-qualified stock options               350,000
     Incentive stock options (Note 7)        7,400,000
          Total                             12,580,047




                                      F-7

Note 7. Stock Options

     Pursuant to a stock plan approved by the Company's stockholders in June 1988, the Company reserved 7,500,000 Common Shares (100,000 Shares were pur-chased in 1988 pursuant to this plan leaving 7,400,000 Shares reserved). The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase Common Shares at prices not less than the fair market value at the date of grant as determined by the Compensation and Stock Option Committee of the Board of Directors. The period for the exercise of each option granted is five years from the date of grant of an incentive stock option and ten years from the date of the grant of a non-qualified stock option. Options to purchase 1,000,000 and 150,000 Common Shares were forfeited in 1992 and 1989.


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

Note 8. Income Taxes and Net Operating Losses

     The Company has unexpired net operating loss carry-forwards of approx-imately $1,105,000 as of December 31, 2002, available to reduce future federal taxable income. The carry-forwards are shown in the following tabulation:
Loss carry-forward amount  Year of expiration

       Annual    Year
       Amount
     $463,000    2003
     $226,000    2004
     $105,000    2006
     $114,000    2007
      $18,000    2009
      $69,000    2010
      $84,000    2011
      $22,000    2012
       $4,000    2013

     In December 1987, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income Taxes". Because the Company has significant net operating loss carry-forwards
                                      F-8

and no material differences between book income and taxable income, implemen-tation of SFAS No. 96 is not expected to have a material effect on the Company's reported financial position and results of operations.

Note 9. Commitments and Contingencies

The Company has no other undisclosed commitments or contingencies.

Note 10. Equipment Warranties and Claims

	There is a lawsuit against the company that is currently being defended against that is discussed in the sections above.

Note 11. Going Concern

	As shown in the accompanying financial statements, as of December 31, 2002 the Company's current liabilities exceeded its current assets by $[TBD]. Those factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its success in obtaining working capital and increasing revenues. The Company plans on obtaining working capital through performance on con-tracts and potential merger with a company with complementary products. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.































                                       F-9
















THERMAL ENERGY STORAGE, INC.
6362 Ferris Square, Suite C
San Diego, CA 92121






March 10, 2003




Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:



Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.



Sincerely,

THERMAL ENERGY STORAGE, INC.



/s/ Richard A. McCormack
______________________________________
Richard A. McCormack, President