Form 10-Q
period 2002-03-31
THERMAL ENERGY STORAGE INC
filed 2003-08-29
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended           Commission file Number
March 31, 2002                                     0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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











------------------------------------------------------------------------------
CONTENTS                                                                 PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of December 31, 2001 and March 31, 2002             1

     Statements of Operations for the three months ended March 31, 2002    2

     Statements of Cash Flows for the three months ended March 31,2002     3

     Notes to Financial Statements                                         4

ITEM 2. Management's Discussion and Analysis of Financial                  5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About                     7
        Market Risk

SIGNATURE PAGE                                                             9

TRANSMITTAL LETTER                                                        10
































------------------------------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                 March 31, 2002        December 31, 2001
                                 ______________        _________________
ASSETS
Current assets
  Cash                                $   11             $   13
  Accounts receivable                      0                  0
  Inventories                              1                  0
  Prepaid expenses                         3                  2
                                      ______             ______
Total current assets                      15                 15
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                              15                 15

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
  Accounts payable                    $   24             $   24
  Accrued payroll                        131                131
  Reserve for legal expenses              25                 25
  Payable to officers and affiliates     569                569
                                      ______             ______
Total current liabilities                750                750

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,046              4,046
  Accumulated deficit                 (4,840)            (4,816)
  Current Profit (Loss)                   (1)               (24)
                                      _______            _______
Total stockholders' deficit           $ (735)            $ (735)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT(1)                            $   15             $   15

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED MARCH 31, 2002 AND 2001
                           (Unaudited)

(Amounts in thousands, except per share data)


                                  March 31, 2002     March 31, 2001
                                  ______________     ______________

Contract services                       $    0    $    0
Cost of revenues                             1         0
                                        ______    ______
Gross profit (loss)                         (1)        0

Operating Expenses
Research and Development                     0         0
Selling, general and
 administrative expenses                     1         0
Accrued legal expenses                                25
                                        ______    ______
Operating profit (loss)                     (2)        0
Transfer fees                                0         0
Other income                                 1         0
                                        ______    ______
Net income (loss)                           (1)      (25)


Loss per share                         ($0.000)  ($0.000)


See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                           (Unaudited)

(Amounts in thousands)

                                  March 31, 2002     March 31, 2001
                                  ______________     ______________

Cash flow from operating activities:
 Income (loss) from operations        $   (1)          $    (25)
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                   0
 Decrease (increase) from changes:
  Receivables                              0                   0
  Prepaid expenses                         0                   0
 Increase (decrease) from changes:
  Accounts payable                         0                   0
  Accrued legal expense                                       25
  Payable to officers & affiliates         0                   0
                                      _______            _______
Net provided by operating activities  $   (1)             $    0
                                      _______            _______

Net cash provided from
  financing activities                $   (1)             $    0
                                      _______            _______
  Increase (Decrease) in cash             (1)                  0

Cash at beginning of year             $   13              $   11
                                      _______            _______
Cash at end of period (1)             $   12              $   11

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 2000
                                (UNAUDITED)

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

UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December 31, 2001. Results for the interim period presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

------------------------------------------------------------------------------
                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              March 31, 2002

RESULTS OF OPERATIONS
     As of March 31, 2002 cash and cash equivalents amounted to $15,120 as compared to $15,854 as of December 31, 2001. The decrease since December 31, 2001 was primarily attributable to a net loss for the three months ended March 31, 2002 of $685.

     As of March 31, 2002 total shareholders' deficit amounted to $(4,840,080) as compared to $(4,839,395) at December 31, 2001. The increase in deficit since December 31, 2001 was attributable to the net operating loss of $685.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of March 31, 2002, The Company had approximately $8,676 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$685 for the three months ended March 31, 2000. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.

------------------------------------------------------------------------------
     The Company requires working capital to fund its business, particularly to finance research, development, and design activities.

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

------------------------------------------------------------------------------
     In 1998 the company failed to file the first of two required Y2K compliance reports and in 1999 the Securities and Exchange Commission cited the Company for violations of Section 17 (a)(3) and Section 17A
(d) (1) of the Securities Exchange Act of 1934 and Rule 17Ad-18.  In
1999 the company submitted the first and second of the required Y2K planning reports, and entered into a settlement agreement with the Securities and Exchange Commission ordering the firm to cease and desist from further such violations. The civil penalty was waived by the SEC because of the financial condition of the Company.

     Through the first quarter, the Common Shares of the Company were traded in the National Association of Securities Dealers Over-the-Counter Bulletin Board market under the symbol THES. In late March the Company received a third-party notice that the Company was to be removed from the Bulletin Board until it came into compliance with SEC financial reporting requirements. The Company has not submitted audited financial statements in its 10-K annual reports since 1991 as a cost-saving measure. The management is unaware of any material deficiencies in the financial statements and has not had disagreements with the accountant, William G. McKee, Inc., CPA, who prepared the Company's corporate tax returns. The management believes that until the company is in compliance with reporting requirements the Company's shares will be traded via "Pink Sheets" and market makers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The company has not prepared quantitative evaluations of market risks for its systems. In the recent past regulatory actions have made the use of the Company's clathrate formers impracticable, precluding the sale of the company's systems, both for thermal energy storage and for desalination. The research completed to date into alternative clathrate formers to find a suitable chemical that is safe, non-toxic, and commercially available at prices that result in competitive desalination systems has been encouraging. There is no assurance, however, that the Company will be able to find a suitable clathrate former for desalination or thermal

------------------------------------------------------------------------------
storage systems, nor is there assurance that future regulatory actions will not have a similar adverse effect on the ability of the Company to market its systems.

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

------------------------------------------------------------------------------



                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURE PAGE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: March 31, 2002                 By: /s/ Richard A. McCormack
                                      -------------------------
Date                                  Richard A. McCormack
                                      President

------------------------------------------------------------------------------


                      THERMAL ENERGY STORAGE, INC.
                      6362 Ferris Square, Suite C
                         San Diego, CA 92121


                                                   August 31, 2003


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.


                         Sincerely,

                         THERMAL ENERGY STORAGE, INC.

                         /s/ Richard A. McCormack
                         --------------------------
                         Richard A. McCormack, President

------------------------------------------------------------------------------