Form 10-Q
period 2002-06-30
THERMAL ENERGY STORAGE INC
filed 2003-09-02
CIK 313277

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended            Commission file Number
     June 30, 2002                                    0-9180


                  Thermal Energy Storage, Inc.
     (Exact name of registrant as specified in its charter.)

      Colorado                          95-3333931
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














CONTENTS                                                         PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Balance Sheets as of December 31, 2001 and June 30, 2002          1

  Statements of Operations for the three months ended June 30,2002  2

  Statements of Cash Flows for the three months ended June 30,2002  3

  Notes to Financial Statements                                     4

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         5

ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                        7

SIGNATURE PAGE                                                      9

TRANSMITTAL LETTER                                                 10

































                 PART I. - FINANCIAL INFORMATION
ITEM 1.
                  THERMAL ENERGY STORAGE, INC.
                         BALANCE SHEETS
                           (Unaudited)

(Amounts in thousands, except per share data)

                                       June 30, 2002     December 31, 2001

ASSETS                                       ($000)           ($000)
  Current assets
     Cash                                       8               13
     Accounts receivable                        0                0
     Inventories                                1                0
     Prepaid expenses                           3                2
                                             ____             ____
  Total current assets                         12               15

Property and equipment less accumulated         0                0
depreciation of $109,623
                                             ____             ____

TOTAL ASSETS                                   12               15

LIABILITIES AND STOCKHOLDERS' DEFICIT       ($000)           ($000)

  Current liabilities
     Accounts payable                          24               24
     Accrued payroll                          131              131
     Reserve for legal expense                 25               25
     Payable to officers and affiliates       569              569
                                             ____             ____
  Total current liabilities                   750              750

Stockholder's deficit
  Common stock par value $.001 per share
  Authorized 110,000,000 shares Issued and
  outstanding 58,931,289 shares                59               59
  Additional paid in capital                4,046            4,046
  Accumulated deficit                      (4,840)          (4,816)
  Current Profit (Loss)                        (4)             (24)
  Total stockholders' deficit                (738)            (735)

TOTAL LIABILITIES AND STOCKHOLDERS'            12               15
DEFICIT (1)

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS
                   ENDED JUNE 30, 2002 AND 2001
                             (Unaudited)
          (Amounts in thousands, except per share data)

                                   June 30, 2002   June 30, 2001
Results of Operations
                                      ($000)          ($000)
Contract services                        0               0
Cost of revenues                         2               0
Gross profit (loss)                     (2)              0
Operating Expenses
  Research and Development               0               0
  Selling, general and
    administrative expenses              2               0
Operating profit (loss)                 (4)              0
  Transfer fees                          0               0
  Other income                           1               1
Net income (loss) (1)                   (3)              1


Gain (Loss) per share                $0.000          $0.000

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                           (Unaudited)
                     (Amounts in thousands)

Cash flow from operating           June 30, 2002   June 30, 2001
activities:                           ($000)          ($000)

Income (loss) from operations           (3)              1

Adjustments to reconcile net
  income to net cash provided by
  operating activities
  Depreciation                           0               0

Decrease (increase) from changes:
  Receivables                            0
  Prepaid expenses                       0               0
  Accounts payable                       0               0
  Payable to officers &                  0               0
    affiliates

Net cash provided (used) by
operating activities                    (3)              1

Net cash provided from financing
activities

Increase (Decrease) in cash             (3)              1

Cash at beginning of period             12              11
Cash at end of period                    9              12


(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

                  NOTES TO FINANCIAL STATEMENTS
                THREE MONTHS ENDED JUNE 30, 2002
                               (UNAUDITED)

1. BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of June 30, 2002 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

                  THERMAL ENERGY STORAGE, INC.
                          June 30, 2002

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS
     As of June 30, 2002 cash and cash equivalents amounted to $11,686 as compared to $15,120 as of March 31, 2002. The decrease since March 31, 2002 was primarily attributable to a loss for the three months ended June 30, 2002 of $3434.

     As of June 30, 2002 total shareholders' deficit amounted to ($4,843,514) as compared to ($4,840,080) at March 31, 2002. The decrease in deficit since December 31, 2001 was primarily attributable to the net loss of $3,434 during the period.

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

LIQUIDITY AND CAPITAL RESOURCES
     Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of June 30, 2002, The Company had approximately $9,676 in cash and cash equivalents. Net cash consumed by operating activities was approximately $3,434 for the three months ended June 30, 2002.

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





                                    THERMAL ENERGY STORAGE, INC.
                                             Registrant


Date: August 31, 2003                 By:/s/Richard A. McCormack
                                     __________________________
                                          Richard A. McCormack
                                          President






                                      -9-
                      THERMAL ENERGY STORAGE, INC.
                      6362 Ferris Square, Suite C
                         San Diego, CA 92121


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










                                      -10-