Form 10-Q
period 2002-09-30
THERMAL ENERGY STORAGE INC
filed 2003-09-02
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended           Commission file Number
September 30, 2002                             0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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
CONTENTS                                                                 PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

 Balance Sheets as of December 31, 2001 and September 30, 2002             1

 Statements of Operations for the three months ended September 30, 2002    2

 Statements of Cash Flows for the three months ended September 30,2002     3

 Notes to Financial Statements                                             4

ITEM 2. Management's Discussion and Analysis of Financial                  5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About                     7
        Market Risk

SIGNATURE PAGE                                                             8






------------------------------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                  (Amounts in thousands, except per share data)

                                 September 30, 2002        December 31, 2001
                                 ______________        _________________

ASSETS
Current assets
  Cash                                $    2             $   13
  Accounts receivable                      0                  0
  Inventories                              1                  0
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                      14                 15
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                              14                 15


LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
  Accounts payable                    $   24             $   24
  Accrued payroll                        131                101
  Reserve for legal expenses              25                 25
  Payable to officers and affiliates     569                569
                                      ______             ______
Total current liabilities                750                750

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,046              4,046
  Accumulated deficit                 (4,840)            (4,816)
  Current Profit (Loss)                  (10)               (24)
                                      _______            _______
Total stockholders' deficit           $ (744)            $ (735)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT(1)                            $    6             $   15

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED SEPTEMBER 30, 2002 AND 2001
                           (Unaudited)

(Amounts in thousands, except per share data)


                                  September 30, 2002     September 30, 2001
                                  ______________     ______________

Contract services                       $    0    $    0
Cost of revenues                             2         0
                                        ______    ______
Gross profit (loss)                         (2)        0

Operating Expenses
Research and Development                     0         0
Selling, general and
 administrative expenses                     2         0
Accrued legal expenses
                                         ______    ______
Operating profit (loss)                     (4)        0
Transfer fees                                0         0
Other income                                 1         1
                                        ______    ______
Net income (loss)                           (3)        1


Loss per share                         ($0.000)   $0.000


See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                    STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           (Unaudited)
                       (Amounts in thousands)

                                  September 30, 2002     September 30, 2001
                                  ______________     ______________

Cash flow from operating activities:
 Income (loss) from operations        $   (5)          $      1
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                   0
 Decrease (increase) from changes:
  Receivables                              0                   0
  Prepaid expenses                         0                   0
 Increase (decrease) from changes:
  Accounts payable                         0                   0
  Accrued legal expense
  Payable to officers & affiliates         0                   0
                                      _______            _______

Net cash provided (used)
  by operating activities             $   (5)             $    1
                                      _______            _______

Net cash provided from
  financing activities
                                      _______            _______
  Increase (Decrease) in cash             (5)                  1

Cash at beginning of year             $    9              $   12
                                      _______            _______
Cash at end of period (1)             $    3              $   13

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                (UNAUDITED)

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

-------------------------------------------------------------------------------
                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              September 30, 2002

RESULTS OF OPERATIONS
     As of September 30, 2002 cash and cash equivalents amounted to $5,773 as compared to $11,686 as of June 30, 2002. The decrease since June 30, 2002 was primarily attributable to a net loss for the three months ended September 30, 2000 of $5,913.

     As of September 30, 2002 total shareholders' deficit amounted to $(4,849,427) as compared to $(4,843,514) at June 30, 2002. The increase in deficit since June 30, 2002 was attributable to the net loss of $5,913 during the period.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of September 30, 2002, The Company had approximately $3,673 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$5,913 for the three months ended September 30, 2000. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.

     The Company requires working capital to fund its business, particularly to finance research, development, and design activities.

                                    -5-
------------------------------------------------------------------------------
The Company's future capital requirements will depend on many factors, including the the timing and extent of spending to support system development efforts and the development of sales, marketing and support; the timing of introductions of new products and enhancements to existing products; and overall industry conditions. The Company believes that it must and can obtain additional working capital to sustain operations and provide for the future expansion and development of its business over the next 12 months.

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

     In 1998 the company failed to file the first of two required Y2K compliance reports and in 1999 the Securities and Exchange Commission cited the Company for violations of Section 17 (a)(3) and Section 17A
(d) (1) of the Securities Exchange Act of 1934 and Rule 17Ad-18. In 1999 the company submitted the first and second of the required Y2K

------------------------------------------------------------------------------
planning reports, and entered into a settlement agreement with the Securities and Exchange Commission ordering the firm to cease and desist from further such violations. The civil penalty was waived by the SEC because of the financial condition of the Company.

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

------------------------------------------------------------------------------
     There is growing interest and activity at all levels relating to government and industry regulation of alternate energy sources. Governmental entities could impose regulations applicable to the Company and its products, which might require the Company to submit its systems to various testing, certification and labeling programs. Management also expects that private industry associations will become more active in this area. In the future the Company may also be required to submit its products for testing and certification to independent organizations. Compliance with future regulatory or private industry standards could involve substantial costs and have a material impact on Company operations.

------------------------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.

                           SIGNATURE PAGE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: September 30, 2002                 By: /s/ Richard A. McCormack
                                      -------------------------
Date                                  Richard A. McCormack
                                      President

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