Form 10-Q
period 2003-06-30
THERMAL ENERGY STORAGE INC
filed 2003-09-02
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended             Commission file Number
     June 30, 2003                                 0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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


CONTENTS                                                                 PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of December 31, 2002 and June 30, 2003              1

     Statements of Operations for the three months ended June 30, 2003     2

     Statements of Cash Flows for the three months ended March 31,2003     3

     Notes to Financial Statements                                         4

ITEM 2. Management's Discussion and Analysis of Financial                  5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About                     7
        Market Risk

SIGNATURE PAGE                                                             9

TRANSMITTAL LETTER                                                        10
































------------------------------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                 June 30, 2003        December 31, 2002
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

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED JUNE 30, 2003 AND 2002
                           (Unaudited)

(Amounts in thousands, except per share data)


                                  June 30, 2003     June 30, 2002
                                  ______________     ______________

Contract services                       $    0           $    0
Cost of revenues                             3                2
                                        ______           ______
Gross profit (loss)                         (3)              (2)

Operating Expenses
Research and Development                     0                0
Selling, general and
 administrative expenses                     2                2
                                        ______           ______
Operating profit (loss)                     (5)              (4)
Transfer fees                                0                0
Other income                                 3                1
                                        ______           ______
Net income (loss)                           (1)              (3)


Loss per share                         ($0.000)  ($0.000)


See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                           (Unaudited)

(Amounts in thousands)

                                  June 30, 2003     June 30, 2002
                                  ______________     ______________

Cash flow from operating activities:
 Income (loss) from operations        $   (1)          $     (3)
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                   0
 Decrease (increase) from changes:
  Receivables                              0                   0
  Prepaid expenses                         0                   0
 Increase (decrease) from changes:
  Accounts payable                         0                   0
  Payable to officers & affiliates         0                   0
                                      _______            _______
Net provided by operating activities  $   (1)             $   (3)
                                      _______            _______

Net cash provided from
  financing activities                $    0              $    0
                                      _______            _______
  Increase (Decrease) in cash             (1)                 (3)

Cash at beginning of period           $    4              $   12
                                      _______            _______
Cash at end of period (1)             $    2              $    9

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------


                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2003
                                (UNAUDITED)

BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of June 30, 2003 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

------------------------------------------------------------------------------


                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              June 30, 2003

RESULTS OF OPERATIONS
     As of June 30, 2003 cash and cash equivalents amounted to $4,327 as compared to $4,371 as of March 31, 2002. The decrease since March 31, 2002 was primarily attributable to a net loss for the three months ended June 30, 2003 of $44.

     As of June 30, 2003 shareholders' deficit amounted to $(745,577) as compared to $(745,533) at March 31, 2002. The increase in deficit since March 31, 2002 was attributable to the net operating loss of $44 in the period.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of June 30, 2003, The Company had approximately $4,327 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$44 for the three months ended June 30, 2003. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.

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




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: August 31, 2003                 By: /s/ Richard A. McCormack
                                          -------------------------
Date                                      Richard A. McCormack
                                          President

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