Form 10-K
period 2003-12-31
THERMAL ENERGY STORAGE INC
filed 2004-05-17
CIK 313277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal period ended                              Commission file Number
December 31, 2003                                               0-9180


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2003:

                Common Stock, $.001 Par Value - 59,131,289 shares













                          THERMAL ENERGY STORAGE, INC.


                        2003 Annual Report on Form 10-K


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

Since the manufacture of R141b was to cease in the US this year (2003), an effort was initiated to find a suitable substitute clathrate-former for desalination purposes.

For this service a higher temperature clathrate former is desirable because it would either make increased production efficiency possible where cold water is available or would broaden the geographic applicability of the process. A fol-low-on contract was received from the Bureau of Reclamation in 1999 to identify possible replacement clathrate formers suitable for desalination. During 1999 the work under this agreement identified clathrate formers that have a zero ozone depletion potential, and that form clathrate crystals at higher tempera-tures than R141b, at pressures deemed feasible by the Company for the desalination process. Additionally, some of the clathrate formers identified for the purpose of desalination may be useful in certain thermal energy storage applications.

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

Intellectual Property Rights

Patents

The Company has patented its clathrate phase-change technology based on the concept of freezing the clathrate mix in a range of 42F to 48F while maintain-ing high thermal storage capacity. Mixing certain compounds with water using off-the-shelf mechanical and chemical components produces clathrates, also known as gas-hydrates. At certain temperatures and pressures, depending on the chemistry of the mixture, molecules of the clathrate forming compound are com-pletely enclosed with a group of water molecules in a solid crystalline struct-ure to form the clathrate heat sink medium. The Company was issued U.S. Patent Number 4,696,338 on September 29, 1987 covering the formation of a clathrate under specific physical and chemical conditions. This patent was for a warm temperature (118F) heat storage medium that the Company no longer considers commercially valuable. The Company's second clathrate patent, number 4,821,794 that was issued on April 18, 1989 covers different methods and chemicals for forming its clathrate heat sink medium.

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

Employees

As of December 31, 2003 the Company had no full time employees. Part time employees, consultants and contractors are hired as needed in engineering, marketing, manufacturing and administration.

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

Item 6. Selected Financial Data

The following table summarizes certain financial data of the Company for the years ended December 31, 2000 through December 31, 2003 and is qualified in its entirety by the financial statements and notes thereto included in "ITEM 8. Financial Statements and Supplementary Data."

                                     Year Ended December 31,
                             2003       2002       2001       2000

Revenues                      $0        $7,374       $0       $16,080
Net income (loss)           (2,868)    (10,156)    (22,953)   (18,186)
Per common share            (0.000)     (0.000)     (0.000)    (0.000)
Total assets                 2,781       5,649      15,805     13,758
Long term obligations          0           0           0           0
Cash dividends per share       0           0           0           0

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

The Company had no accounts receivable as of December 31, 2003 and December 31, 2002. As of December 31, 2003 the Company had a cash balance of $771 as compared to $3,638 cash at December 31, 2002.

The Company had a net loss of $2,868 in 2003 as compared with a net loss of $10,156 in 2002. This loss was due to an excess of expenses with no contract revenues.

A negative cash flow from operations was approximately $239 per month through-out 2003, as compared to a negative cash flow from operations of approximately $760 per month in 2002.

Current assets and total assets were $2,781 as of December 31, 2003 compared to current assets and total assets of $5,649 as of December 31, 2002.

As of December 31, 2003 the Company had a working capital deficiency of $747,124. As of December 31, 2002 the Company had a working capital deficiency of $744,256. This deficiency in working capital was due to operating losses. As of December 31, 2003 the Company had no bank loans outstanding. A bank loan to the company was paid off as of December 31, 1994. As of December 31, 2003 the Company had accounts payable totaling $24,458. As of December 31, 2002 the Company had accounts payable totaling $24,458.

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

The Company had $0 in contract revenues for the year ended December 31, 2003 and $0 in contract revenues in 2002.

As of December 31, 2003 the Company had no backlog of business. The BuRec contract awarded in 1999 was completed and no other new contracts were in place. There were $0 in internally funded research and development expenses during 2003 compared to $0 expenses in 2002.

There was no interest income or interest expense for 2003.

There were $5,331 in general and administrative expenses in the year ended December 31, 2003 compared to $6,523 reported in 2002.

It is Management's opinion that inflation had no significant effect on Company operations in 2003 and no significant effect is forecast for 2004.

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



                         THERMAL ENERGY STORAGE, INC.
                                 Registrant
                       Richard A. McCormack, President



_____________________________      _________________________________________
Date                                        Richard A. McCormack
                                   President and Principal Executive Officer

































                          THERMAL ENERGY STORAGE, INC.

                         STATEMENTS OF EARNINGS (LOSS)

               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                    (Unaudited)


(Amount in thousands, except
 per share data)                            2003        2002         2001

REVENUES

  Contract services                          $0          $0           $0


COST OF REVENUES

  Contract services                           6           10           0

       Gross profit (loss)                   (6)         (10)          0

OPERATING EXPENSES

  Research and development                    0            0           0
  Selling, general and administrative         6            7          26
  Total operating expenses                    6            7          26
       Income (Loss) from operations        (12)         (17)        (26)

       Other Income                           9            7           3

NET INCOME (LOSS)                            (3)         (10)        (23)

LOSS PER COMMON SHARE                     ($0.000)     ($0.000)    ($0.001)

    See Accompanying Notes to Financial Statements

                         THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET

                     AT DECEMBER 31, 2003, 2002, AND 2001

                                  (Unaudited)

(Amount in thousands)                       2003          2002          2001

ASSETS

  CURRENT ASSETS
     Cash                                     $1            $4           $13
     Accounts receivable                       0             0             0
     Inventories                               0             0             1
     Prepaid expenses and deposits             2             2             2
     Total current assets                      3             6            16

  PROPERTY AND EQUIPMENT, at cost            109           109           109
     Less - Accumulated depreciation        (109)         (109)         (109)

TOTAL ASSETS                                  $3            $6           $16

LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES
     Accounts payable                         $24           $24           $26
     Accrued payroll                          131           101           101
     Reserve for legal expense                 25
     Payable to officers and affiliates       569           569           569
       Total current liabilities              720           695           695

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10 per share;
  30,000,000 shares authorized; none issued     0             0             0
  Common stock, par value $.001 per share;
  110,000,000 shares authorized; 59,131,289
  shares issued and outstanding at 2000        59            59            59

  Additional paid-in capital                4,046         4,046         4,052
  Accumulated deficit                      (4,852)       (4,849)       (4,786)
  Total shareholders' deficit                (747)         (744)         (704)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $3            $6           $16

Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements

                           THERMAL ENERGY STORAGE, INC.

                             STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                 (Unaudited)

(Amounts in thousands)                        2003        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Gain (Loss) from Operations                 $(2)         $(9)        $(23)

  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation                              0            0           0

  DECREASE (INCREASE) FROM CHANGES

     Accounts receivable                        0            0           0
     Prepaid expenses and deposits             (1)          (1)          0
     Adjustment to inventory                    0           (1)
  INCREASE (DECREASE) FROM CHANGES

     Accounts payable                           0            0           0
     Payable to officers and affiliates         0            0           0

     Net cash provided (used) by
       operating activities                    (3)          (9)        (23)

  CASH FLOW FROM INVESTING ACTIVITIES           0            0           0

  CASH FLOW FROM FINANCING ACTIVITIES           0            0           6

  NET INCREASE (DECREASE) IN CASH              (3)          (9)        (23)

  Cash and cash equivalents at
    beginning of year                           4           13          11

  Cash and cash equivalents at
    end of year                                $1           $4         $12


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

Note 3. Loss Per Share

     Computation of loss per share was based on the 59,131,289 Common shares outstanding in 2003. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per com-mon share because the effect would be insignificant for the years reported.

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

Note 8. Income Taxes and Net Operating Losses

     The Company has unexpired net operating loss carry-forwards of approx-imately $642,000 as of December 31, 2003, available to reduce future federal taxable income. The carry-forwards are shown in the following tabulation:

Loss carry-forward amount  Year of expiration

       Annual    Year
       Amount

     $226,000    2004
     $105,000    2006
     $114,000    2007
      $18,000    2009
      $69,000    2010
      $84,000    2011
      $22,000    2012
       $4,000    2013

     In December 1987, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income Taxes". Because the Company has significant net operating loss carry-forwards and no material differences between book income and taxable income, implemen-tation of SFAS No. 96 is not expected to have a material effect on the Company's reported financial position and results of operations.

Note 9. Commitments and Contingencies

The Company has no other undisclosed commitments or contingencies.

Note 10. Equipment Warranties and Claims

	There is a lawsuit against the company that is currently being defended against that is discussed in the sections above.

Note 11. Going Concern

	As shown in the accompanying financial statements, as of December 31, 2003 the Company's current liabilities exceeded its current assets by $744,342. Those factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its success in obtaining working capital and increasing revenues. The Company plans on obtaining working capital through performance on con-tracts and potential merger with a company with complementary products. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

THERMAL ENERGY STORAGE, INC.
6362 Ferris Square, Suite C
San Diego, CA 92121






April 10, 2004




Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:



Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.



Sincerely,

THERMAL ENERGY STORAGE, INC.



/s/ Richard A. McCormack
______________________________________
Richard A. McCormack, President