Form 10-Q
period 2004-06-30
THERMAL ENERGY STORAGE INC
filed 2005-06-10
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended             Commission file Number
     June 30, 2004                                 0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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


CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of March 31, 2004 and June 30, 2004     1

     Statements of Operations for the three months ended
          June 30, 2004                                           2

     Statements of Cash Flows for the three months ended
          June 30, 2004                                           3

     Notes to Financial Statements                                4

ITEM 2. Management's Discussion and Analysis of Financial         5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About            7
        Market Risk

SIGNATURE PAGE                                                    9

TRANSMITTAL LETTER                                               10

-----------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                 March 31, 2004      June 30, 2004
                                 ______________        _______________
ASSETS
Current assets
  Cash                                $    1             $    1
  Accounts receivable                      0                  0
  Inventories                              0                  0
  Prepaid expenses                         2                  2
                                      ______             ______
Total current assets                       3                  3
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                               3                 3

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
  Accounts payable                    $   24             $   24
  Accrued payroll                        131                131
  Reserve for legal expenses              25                 25
  Payable to officers and affiliates     569                571
                                      ______             ______
Total current liabilities                750                750

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,046              4,046
  Accumulated deficit                 (4,850)            (4,839)
  Current Profit (Loss)                   (2)               (10)
                                      _______            _______
Total stockholders' deficit           $ (746)            $ (744)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT(1)                            $    6             $    3

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements


                                    -1-


------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED JUNE 30, 2004 AND 2003
                           (Unaudited)

(Amounts in thousands, except per share data)


                                  June 30, 2004   June 30, 2003
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


See Accompanying Notes to Financial Statement



----------------------------------------------------------------

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                           (Unaudited)

(Amounts in thousands)

                                  June 30, 2004     June 30, 2003
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

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

-----------------------------------------------------------


                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2004
                                (UNAUDITED)

BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been
prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of June 30, 2004 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

----------------------------------------------------------------------


                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              June 30, 2004

RESULTS OF OPERATIONS
     As of June 30, 2004 cash and cash equivalents amounted to $116.66 as compared to ($63.34)as of March 31, 2004. The increase since March 31, 2004 was primarily attributable to a net gain for the three months ended June 30, 2004 of $53.32

     As of June 30, 2004 shareholders' deficit amounted to $(746,157) as compared to $(745,577) at March 31, 2004. The increase in deficit since March 31, 2004 was attributable to the net operating loss of $2,174 in the period.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of June 30, 2004, The Company had approximately $2,927.11 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$2,810.45 for the three months ended June 30, 2004. The decrease in net cash used by operating activities for the period was attributable to the net loss for the period.

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




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: June 30, 2004                 By: /s/ Richard A. McCormack
                                          -------------------------
Date                                      Richard A. McCormack
                                          President

------------------------------------------------------------------


                      THERMAL ENERGY STORAGE, INC.
                      6362 Ferris Square, Suite C
                         San Diego, CA 92121


                                                   June 30, 2004


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