Form 10-K
period 2004-12-31
THERMAL ENERGY STORAGE INC
filed 2005-06-10
CIK 313277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal period ended                              Commission file Number
December 31, 2004                                               0-9180


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2004:

                Common Stock, $.001 Par Value - 59,131,289 shares













                          THERMAL ENERGY STORAGE, INC.


                        2004 Annual Report on Form 10-K


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

Since the manufacture of R141b was to cease in the US this year (2004), an effort was initiated to find a suitable substitute clathrate-former for desalination purposes.

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

The clathrate former (R141b) used in the Company's storage medium is no longer being manufactured in the U.S. The uncertainty surrounding the Company's ability to find a suitable replacement has stalled the Company's entrance into the market place. Should the price of a replacement be significantly higher than that of R141b the Company's system could be rendered uncompetitive. An alternate clathrate former will have to be used after 2004. The Company continues to seek R&D funds to meet this need.

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

In 1995 the EPA dealt the company another blow when it ruled that the manufact-ure of R141b must also be terminated and established the year 2004 as the date after which no new material can be produced. This ruling by EPA effectively removed the Company from both the thermal energy storage and desalination markets.

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






Employees

As of December 31, 2004 the Company had no full time employees. Part time employees, consultants and contractors are hired as needed in engineering, marketing, manufacturing and administration.

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

The lawsuit was assigned to an arbitrator in accordance with Hawaii law, and an arbitration hearing took place during 2001. On January 2, 2002 the arbitrator held that the Company was liable for damages to four plaintiffs in amounts that aggregated to $50,000. The company disputed the arbitrator's findings of liability and of the amounts set as damages. The claim was dropped by Claimate.


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

Item 6. Selected Financial Data

The following table summarizes certain financial data of the Company for the years ended December 31, 2000 through December 31, 2004 and is qualified in its entirety by the financial statements and notes thereto included in "ITEM 8. Financial Statements and Supplementary Data."

                                     Year Ended December 31,
                            	2004		 2003       2002       2001

Revenues                      $0		$0        $7,374       $0
Net income (loss)           (2,174)		(2,868)    (10,156)    (22,953)
Per common share            (0.000)		(0.000)     (0.000)     (0.000)
Total assets                 2,751		 2,781       5,649      15,805
Long term obligations        0 		 0           0           0
Cash dividends per share     0  		 0           0           0

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

The Company had no accounts receivable as of December 31, 2004 and December 31, 2003. As of December 31, 2004 the Company had a cash balance of $741 as compared to $771 cash at December 31, 2003.

The Company had a net loss of $2,174 in 2004 as compared with a net loss of $2,868 in 2003. This loss was due to an excess of expenses with no contract revenues.

A negative cash flow from operations was approximately $974 per month through-out 2004, as compared to a negative cash flow from operations of approximately $760 per month in 2003.

Current assets and total assets were $2,751 as of December 31, 2004 compared to current assets and total assets of $2,781 as of December 31, 2003.

As of December 31, 2004 the Company had a working capital deficiency of $747,124. As of December 31, 2003 the Company had a working capital deficiency of $744,256. This deficiency in working capital was due to operating losses. As of December 31, 2004 the Company had no bank loans outstanding. A bank loan to the company was paid off as of December 31, 1994. As of December 31, 2003 the Company had accounts payable totaling $24,458. As of December 31, 2004 the Company had accounts payable totaling $24,458.

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

The Company had $0 in contract revenues for the year ended December 31, 2004 and $0 in contract revenues in 2003.





As of December 31, 2004 the Company had no backlog of business. The BuRec contract awarded in 1999 was completed and no other new contracts were in place. There were $0 in internally funded research and development expenses during 2004 compared to $0 expenses in 2003.

There was no interest income or interest expense for 2004.

There were $6,041 in general and administrative expenses in the year ended December 31, 2004 compared to $5,331 reported in 2003.

It is Management's opinion that inflation had no significant effect on Company operations in 2004 and no significant effect is forecast for 2005.

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

In 1998 the Company hired William G. McKee, Inc., CPA, to prepare the financial statements without audit or review and has continued this relationship. Since 1998 10-K and 10-Q reports have been prepared using the unreviewed and unaudited financial reports of William G. McKee, Inc. In 2004 Donald McLean,
CPA was hired.

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

Item 11. Executive Compensation

Compensation of Management

No executive officers have been paid compensation since December
31, 1993. Com-
pensation due to the President for management services provided through RAMCO,
Inc. has been accrued as a loan from RAMCO to the company. No compensation was accrued for any executive officer during the years ended December 31, 1997, and
1998 or 2000.  In 1999, unpaid compensation due of $30,000 was accrued.  Prev-
iously, unpaid compensation of $30,000 was accrued in 1996 and $90,000 was accrued in 1995.

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

Management believes that the terms of the transactions described were as fav-
orable to the Company as could have been arranged with unaffiliated parties.

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

	Name and Address of     Shares Owned    Percent of
	Beneficial Owner        Beneficially      Class

	Richard A. McCormack     10,067,503       17.1% (1)
	8155 Paseo del Ocaso
	La Jolla, CA 92037

	A. Philip Bray            6,719,573       11.4%
	1912 Piper Ridge Court
	Walnut Creek, CA 94596

	All Officers and         19,328,944       32.8%
	Directors as a Group

(1) Includes 857,000 shares held of record by RAMCO, Inc. a
(2) corporation wholly-
    owned by Richard A. McCormack.




Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                      PART IV

Item 14. Exhibits Financial Statement Schedules and Reports on
Form 8-K
 (a) Documents filed as part of this report
   (1) Financial Statements
       The financial statements of Thermal Energy Storage, Inc.
 are included
       in a separate section of this report beginning on Page F-1.
 (b) Reports on Form 8-K
     No reports have been filed on Form 8-K during the year ended
December 31,
     1999.
 (c) Exhibits
     3a Articles of Incorporation of the Company incorporated by reference to
         Exhibit 2.1 to the Company's Registration Statement on
Form S-18, dated
         September 21, 1979, Registration No. 2-65548, (hereinafter
"1979 Form
         s-18).
     3b  By Laws of the Company incorporated by reference to Exhibit
2.2 of
         the Company's 1979 Form S-18.
     3c Form of Common Share Purchase Warrant, issued by the Company to certain
         Underwriters for 600,000 Common Shares incorporated by reference to
         1979 Form S-18.
     10a Cross License Agreement, dated March 2, 1979 by and between
 Kay Labor-
         atories, Inc. and the Company incorporated by reference to Exhibit
         11.1(d) of the Company's 1979 Form S-18.
     10b Contract to Supply Equipment and Services dated August 28,
1986 by
         and between Pacific Gas and Electric and the Company incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K
         dated December 31, 1987 (hereinafter "1987 10-K").
     10c Contract to Supply Equipment and Services, dated April 28,
1987 by
         and between Southern California Edison and the Company incorporated by reference to Exhibit 10(c) to the Company's 1987 10-K.
     10d Stock Purchase Agreement effective July 20, 1987 by and
Renewable
         Resource Systems, Inc. and the Company, incorporated by reference to
         Exhibit 10.6 to the Company's Form 8-K dated September 17,
1987.
     10e Consulting Agreement between the Company and Sidney
Stoller, Director,
         incorporated by reference to Exhibit 10(c) to the Company's
1987 10-K.
     10f Settlement Agreement between Company and RRSI and Philip
Bray in-
         corporated by reference to Exhibit 10(f) to the Company's
1989 10-K.
     28a U.S. Patent No. 4,696,338, incorporated by reference to
Exhibit 28(a)
         to the Company's 1987 10-K.
     28b U.S. Patent Application Serial No. 07/176,934 incorporated by refer-
         ence to Exhibit 28(b) to the Company's 1987 10-K.















                          THERMAL ENERGY STORAGE, INC.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the regist-
rant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         THERMAL ENERGY STORAGE, INC.
                                 Registrant
                       Richard A. McCormack, President



December 31, 2004
_________________________________________
Date
Richard A. McCormack

 President and Principal Executive Officer






                          THERMAL ENERGY STORAGE, INC.

                         STATEMENTS OF EARNINGS (LOSS)

               FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND
 2002

                                    (Unaudited)


(Amount in thousands, except
 per share data)                    2004        2003      2002

REVENUES

  Contract services                 $0         $0        $0


COST OF REVENUES

  Contract services                  0          6           10

       Gross profit (loss)           0          (6)       (10)

OPERATING EXPENSES

  Research and development             0           0       0
  Selling, general and administrative  2           6     7
  Total operating expenses             4           6        7
       Income (Loss) from operations   (6)       (12)      (17)

       Other Income                    0            9        7

NET INCOME (LOSS)                     (6)       (3)         (10)

LOSS PER COMMON SHARE               ($0.000)    ($0.000)($0.000)

    See Accompanying Notes to Financial Statements


                         THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET

                     AT DECEMBER 31, 2004, 2003, AND 2002

                                  (Unaudited)

(Amount in thousands)       		  2004    2003      2002

ASSETS

  CURRENT ASSETS
     Cash                             $1   $1            $4
     Accounts receivable               0    0             0
     Inventories                       0    0             0
     Prepaid expenses and deposits     2	  2             2
     Total current assets              3	 3             6

  PROPERTY AND EQUIPMENT, at cost      109 109           109
     Less - Accumulated depreciation   (109) (109)         (109)

TOTAL ASSETS                           $3    $3            $6

LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES
     Accounts payable                   $24  $24           $24
     Accrued payroll                    131  131           101
     Reserve for legal expense           0      25
     Payable to officers and affiliates  569   569           569
       Total current liabilities         720   720           695

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10 per share;
  30,000,000 shares authorized; none issued  0  0             0
  Common stock, par value $.001 per share;
  110,000,000 shares authorized; 59,131,289
  shares issued and outstanding at 2000      59 59            59

  Additional paid-in capital                4,046 4,046    4,046
  Accumulated deficit                      (4,852)4,852)  (4,849)
  Total shareholders' deficit               (747)(747)    (744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $3  $3     $6

Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements











                           THERMAL ENERGY STORAGE, INC.

                             STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2004, 2003,
 AND 2002

                                 (Unaudited)

(Amounts in thousands)                    2004  2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES

  Gain (Loss) from Operations           $(2)    $(2)         $(9)

  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation                        0     0            0

  DECREASE (INCREASE) FROM CHANGES

     Accounts receivable                  0    0            0
     Prepaid expenses and deposits        (2)(1)          (1)
     Adjustment to inventory               0   0           (1)
  INCREASE (DECREASE) FROM CHANGES

     Accounts payable                     0    0            0
     Payable to officers and affiliates   0  0            0

     Net cash provided (used) by
       operating activities              (3)(3)          (9)

  CASH FLOW FROM INVESTING ACTIVITIES     0   0            0

  CASH FLOW FROM FINANCING ACTIVITIES     0     0            0

  NET INCREASE (DECREASE) IN CASH        (3) (3)          (9)

  Cash and cash equivalents at
    beginning of year                    2     4           13

  Cash and cash equivalents at
    end of year                        $2 $1           $4


See Accompanying Notes to Financial Statements














Notes to Financial Statements

Note 1. Organization and Nature of Operations

     Thermal Energy Storage, Inc needs to raise additional funding to sustain operations until the Company becomes self-sustaining through the sale of its thermal energy storage (TES) systems or funding of its freeze desalination development. The Company has sought to align itself or merge with a finan-
cially strong company with compatible business interests.
Since 1994 the
Company has discussed possible mergers, acquisitions, and affiliations with several suitable companies. Management believes that the company can pursue a strategic alliance with another firm only after it has been able to complete
its desalination testing successfully and has found a substitute clathrate former for both the desalination technology and the thermal storage technology.

     Without additional funding, or merger with a financially strong company, the Company may be unable to market its products and may terminate its business.
For the last four years, the Company has been funded in part by
 RAMCO, a company
wholly owned by the Company's president, who for three of those years has served without compensation. RAMCO has notified the Company that it does not intend to continue such support of the Company's activities beyond 2000.
 It is therefore
likely that the Company will cease operations if a new funding source is not found. In October 1993 the Company was awarded a $103,000 participatory contract from the US Department of Interior, Bureau of Reclamation
BuRec), to perform a
feasibility study to determine if the technology was suitable for the desalin-
ation of seawater. Known as "freeze desalination", a clathrate system has the potential to be a more efficient desalination system than reverse osmosis sys-
tems currently in use. The study, completed in April 1995, theoretically ver-ified the technical feasibility of the clathrate desalination process and showed that this system has the potential to compete with other desalination systems now in commercial use.


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

     In September of 2001, the company entered into an agreement with an energy related company to evaluate the applicability of using the
 companies clathrate-
based desalination system in conjunction with a cryogenic
 application. As of
the end of the reporting period the evaluation had not yet been completed.

Note 2. Summary of Significant Accounting Policies








Basis of presentation

     The accompanying financial statements have been prepared assuming the Com-pany will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be a ppropriate since the Company has required additional funds in the form of loans from the Pres-ident's solely owned consulting company to sustain operations.
 As of Decem-
ber 31, 1999 its current liabilities exceeded its current assets and total lia-bilities exceeded its total assets.


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

Note 3. Loss Per Share

     Computation of loss per share was based on the 59,131,289 Common shares outstanding in 2004. Common share equivalents (stock purchase warrants and stock options) have not been included in the calculation of net loss per com-mon share because the effect would be insignificant for the years reported.

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

$30,000 for services and advanced the company $58,942, with a balance due of
$425,393 as of December 31, 1996.  In 1995 RAMCO charged the Company, but was
not paid, $90,000 for services and advanced the Company $14,950 with a balance due of $336,450 as of December 31, 1995. In 1994 RAMCO did not charge the
Company for services and advanced the Company $22,302 with a balance due of
$231,500 as of December 31, 1994. In 1993 RAMCO did not charge the Company for services and was repaid $9,174 with a balance of $209,198 as of December 31,
1993. In 1992 RAMCO charged the Company, but was not paid, 1994. $90,000 for ser-
vices, and advanced the Company $24,632 with a balance due as of December 31,
1992 of $218,372. In 1991 RAMCO charged the Company $90,000 for services and was paid $21,737 with a balance due as of December 31, 1991 of $103,740. In
1990 RAMCO charged the Company $90,000 for management services and was paid
$72,924 with a balance due as of December 31, 1990 and 1989 of $35,477 and
$18,401, respectively.  In 1990, 1991, 1992 and 1995, the
 Company's President
provided his service to the Company through the RAMCO affiliate, an arrange-
ment approved by the Company's Board of Directors in 1990.
 RAMCO charged the
Company $5,237 and $5,765 during 1986 and 1987 respectively, for travel, sec-retarial and engineering services of which $5,539 was outstanding at December
31, 1988.  It was anticipated that the balance owed RAMCO of
 $43,598 would be
paid at the rate of $7,500 per month commencing January 1, 1989 in lieu of equivalent salary that will be accrued and paid from Company profits in accord
with an agreement requested by the Company's President and approved by the
Company's Board of Directors. No such payments were made in 1989 nor did the
President receive any cash for salary in 1989. RAMCO lent the Company funds at various times throughout 1989. From 1983 to 1985, RAMCO loaned the Company a total of $123,517 on an interest free basis of which $7,500 was repaid in
1983, $9,022 in 1985, $5,000 in 1987, and $63,936 in 1988.

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

     In October 1989 RRSI informed the Company that they were terminating their business in the U.S. and intended to use their holdings in the Company to satisfy their contractual agreements with certain key employees.
 As a result
of a negotiation between RRSI, the Company and Mr. A. Philip
 Bray (former CEO
of RRSI and subsequent to the year ending December 31, 1991 a
 Company Board
Member), and in return for a release of obligations and liabilities among the
Company RRSI and two (then current) Company Board Members employed by RRSI, it
was agreed that the Company would issue a warrant to purchase up to 2,280,427
Common Shares at a price of $.13 1/3 per share, exercisable for a period of 5 years commencing October 15, 1989 and RRSI would return 3,000,000 of its shares
to be canceled by the Company.  The canceled shares formed the basis of a non-
dilutive Private Placement completed by the Company in February 1990.
 Mr. Bray
received the remainder of the Common Shares held by RRSI and the RRSI warrant
to purchase up to 2,280,427 Common Shares at $.13 1/3 per share. Mr. Bray also assumed RRSI's 40 percent guarantee obligation on the $50,000 bank loan.  In
1990 Mr. Bray lent the Company $15,000 in working capital.

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









Note 7. Stock Options

     Pursuant to a stock plan approved by the Company's stockholders in June
1988, the Company reserved 7,500,000 Common Shares (100,000 Shares were pur-
chased in 1988 pursuant to this plan leaving 7,400,000 Shares reserved). The plan provides for the granting of both incentive stock options and non-qualified stock options to purchase Common Shares at prices not less than the fair market value at the date of grant as determined by the
 Compensation and
Stock Option Committee of the Board of Directors.  The period for the exercise
of each option granted is five years from the date of grant of an incentive stock option and ten years from the date of the grant of a non-qualified stock option. Options to purchase 1,000,000 and 150,000 Common Shares were forfeited in 1992 and 1989.


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

Note 8. Income Taxes and Net Operating Losses

     The Company has unexpired net operating loss carry-forwards of approx-imately $642,000 as of December 31, 2004, available to reduce future federal
taxable income. The carry-forwards are shown in the following tabulation:

Loss carry-forward amount  Year of expiration

       Annual    Year
       Amount

     $226,000    2004
     $105,000    2006
     $114,000    2007
      $18,000    2009
      $69,000    2010
      $84,000    2011
      $22,000    2012
       $4,000    2013

     In December 1987, the Financial Accounting Standards Board issued State-
ment of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income
Taxes". Because the Company has significant net operating loss carry-forwards and no material differences between book income and taxable income, implemen-tation of SFAS No. 96 is not expected to have a material effect on the
Company's reported financial position and results of operations.

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






March 31, 2005




Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:



Pursuant to the requirements of the Securities Exchange
] Act of 1934, we are
transmitting herewith the attached Form 10-K.



Sincerely,

THERMAL ENERGY STORAGE, INC.



/s/ Richard A. McCormack
______________________________________
Richard A. McCormack, President