Form 10-Q
period 2005-09-30
THERMAL ENERGY STORAGE INC
filed 2011-12-19
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended             Commission file Number
     SEPTEMBER 31, 2005                                 0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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


CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of JUNE 31, 2005 and SEPTEMBER 31, 2005     1

     Statements of Operations for the three months ended
          SEPTEMBER 31, 2005                                           2

     Statements of Cash Flows for the three months ended
          SEPTEMBER 31, 2005                                           3

     Notes to Financial Statements                                4

ITEM 2. Management's Discussion and Analysis of Financial         5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About            7
        Market Risk

SIGNATURE PAGE                                                    9

TRANSMITTAL LETTER                                               10

-----------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                 JUNE 31, 2005      SEPTEMBER 31, 2005
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

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements


                                    -1-


------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED SEPTEMBER 31, 2005 AND 2004
                           (Unaudited)

(Amounts in thousands, except per share data)



 				SEPTEMBER 31, 2005     SEPTEMBER 31, 2004

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


See Accompanying Notes to Financial Statement



----------------------------------------------------------------

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED SEPTEMBER 31, 2005 AND 2004
                           (Unaudited)

(Amounts in thousands)

                               SEPTEMBER 31, 2005   SEPTEMBER 31, 2004
                                  ______________
Cash flow from operating activities:
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

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

-----------------------------------------------------------


                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 31, 2005
                                (UNAUDITED)

BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been
prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of SEPTEMBER 31, 2005 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended DECEMBER
31, 2004. Results for the interim period presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

----------------------------------------------------------------------


                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              SEPTEMBER 31, 2005

RESULTS OF OPERATIONS
     As of SEPTEMBER 31, 2005 cash and cash equivalents amounted to $1,160.26 as compared to $741.14 as of December 31, 2004. The increase since JUNE 31, 2005 was primarily attributable to a net gain for the three months ended SEPTEMBER 31, 2005 of $419.12.

     As of SEPTEMBER 31, 2005 shareholders' deficit amounted to $(746,157) as compared to $(745,577) at December 31, 2004. The increase in deficit since December 31, 2004 was attributable to the net operating loss of $2,174 in the period.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of SEPTEMBER 31, 2005, The Company had approximately $3,170.71 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$1,160.26 for the three months ended SEPTEMBER 31, 2005. The increase in net cash used by operating activities for the period was attributable to the net gain for the period.

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




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: SEPTEMBER 31, 2005                 By: /s/ Richard A. McCormack
                                          -------------------------
Date                                      Richard A. McCormack
                                          President

------------------------------------------------------------------


                      THERMAL ENERGY STORAGE, INC.
                      6362 Ferris Square, Suite C
                         San Diego, CA 92121


                                                   SEPTEMBER 31, 2005


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