Form 10-K
period 2005-12-31
THERMAL ENERGY STORAGE INC
filed 2011-12-19
CIK 313277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal period ended                              Commission file Number
December 31, 2005                                               0-9180


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2005:

                Common Stock, $.001 Par Value - 59,131,289 shares













                          THERMAL ENERGY STORAGE, INC.


                        2005 Annual Report on Form 10-K


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



December 31, 2005
_________________________________________
Date
Richard A. McCormack

 President and Principal Executive Officer






                          THERMAL ENERGY STORAGE, INC.

                         STATEMENTS OF EARNINGS (LOSS)

               FOR THE YEARS ENDED DECEMBER 31, 2005, 2004

                                    (Unaudited)


(Amount in thousands, except
 per share data)                    2004        2005

REVENUES

  Contract services                 $0         $0


COST OF REVENUES

  Contract services                  0          0

       Gross profit (loss)           0          (0)

OPERATING EXPENSES

  Research and development             0           0
  Selling, general and administrative  2           0
  Total operating expenses             4           0
       Income (Loss) from operations   (6)        (0)

       Other Income                    0           0

NET INCOME (LOSS)                     (6)         (0)

LOSS PER COMMON SHARE               ($0.000)    ($0.000)

    See Accompanying Notes to Financial Statements


                         THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET

                     AT DECEMBER 31, 2005, 2005,

                                  (Unaudited)

(Amount in thousands)       		  2004    2005

ASSETS

  CURRENT ASSETS
     Cash                            	   $1      $0
     Accounts receivable                  0       0
     Inventories                          0       0
     Prepaid expenses and deposits        2	    0
     Total current assets                 3	    0

  PROPERTY AND EQUIPMENT, at cost        109      0
     Less - Accumulated depreciation    (109)    (0)

TOTAL ASSETS                              $3     $0

LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES
     Accounts payable                     $24    $0
     Accrued payroll                      131    0
     Reserve for legal expense             0      0
     Payable to officers and affiliates    569   572
       Total current liabilities           720   772

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10 per share;
  30,000,000 shares authorized; none issued  0     0
  Common stock, par value $.001 per share;
  110,000,000 shares authorized; 59,131,289
  shares issued and outstanding at 2000      59   59

  Additional paid-in capital              4,046   4,046
  Accumulated deficit                   (4,852)   4,849)
  Total shareholders' deficit             (747)   (744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $3     $6
Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements











                           THERMAL ENERGY STORAGE, INC.

                             STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2005, 2004,


                                 (Unaudited)

(Amounts in thousands)                    2004  2005

CASH FLOWS FROM OPERATING ACTIVITIES

  Gain (Loss) from Operations            $(2)    $(0)

  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation                         0       0

  DECREASE (INCREASE) FROM CHANGES

     Accounts receivable                   0       0
     Prepaid expenses and deposits        (2)     (0)
     Adjustment to inventory               0       0
  INCREASE (DECREASE) FROM CHANGES

     Accounts payable                     0     0
     Payable to officers and affiliates   0     0

     Net cash provided (used) by
       operating activities              (3)   (0)

  CASH FLOW FROM INVESTING ACTIVITIES     0     0

  CASH FLOW FROM FINANCING ACTIVITIES     0     0

  NET INCREASE (DECREASE) IN CASH        (3)   (0)

  Cash and cash equivalents at
    beginning of year                     2     0

  Cash and cash equivalents at
    end of year                          $2    $0


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