Form 10-Q
period 2006-03-31
THERMAL ENERGY STORAGE INC
filed 2011-12-19
CIK 313277

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended             Commission file Number
     MARCH 31, 2006                                 0-9180




                 Thermal Energy Storage, Inc.
(Exact name of registrant as specified in its charter.)


         Colorado                               95-3333931
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


CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Balance Sheets as of SEPTEMBER 31, 2005 and MARCH 31, 2006     1

     Statements of Operations for the three months ended
          MARCH 31, 2006                                           2

     Statements of Cash Flows for the three months ended
          MARCH 31, 2006                                           3

     Notes to Financial Statements                                4

ITEM 2. Management's Discussion and Analysis of Financial         5
        Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About            7
        Market Risk

SIGNATURE PAGE                                                    9

TRANSMITTAL LETTER                                               10

-----------------------------------------------------------
                 PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            THERMAL ENERGY STORAGE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                SEPT 31, 2005      MARCH 31, 2006
                                 ______________        _______________
ASSETS
Current assets
  Cash                                $    3             $    0
  Accounts receivable                      0                  0
  Inventories                              0                  0
  Prepaid expenses                         0                  0
                                      ______             ______
Total current assets                       3                  0
 Property and equipment
  less accumulated depreciation of
  $109,623                                 0                  0
                                       ______             ______
TOTAL ASSETS                               3                  0

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
  Accounts payable                    $    0             $   0
  Accrued payroll                          0                0
  Reserve for legal expenses               0                 0
  Payable to officers and affiliates     574                575
                                      ______             ______
Total current liabilities                574                572

Stockholder's deficit
  Common stock par value $.001 per share
   Authorized 110,000,000 shares
   Issued and outstanding -
   58,931,289 shares                      59                 59
  Additional paid in capital           4,046              4,046
  Accumulated deficit                 (4,839)            (4,839)
  Current Profit (Loss)                   (10)               (10)
                                      _______            _______
Total stockholders' deficit           $ (744)            $ (744)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT(1)                            $    3             $    3

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements


                                    -1-


------------------------------------------------------------
                   THERMAL ENERGY STORAGE, INC.
                     STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS
                  ENDED MARCH 31, 2006 AND 2005
                           (Unaudited)

(Amounts in thousands, except per share data)



 					MARCH 31, 2006     MARCH 31, 2005

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


See Accompanying Notes to Financial Statement



----------------------------------------------------------------

                  THERMAL ENERGY STORAGE, INC.

                    STATEMENTS OF CASH FLOWS

         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                           (Unaudited)

(Amounts in thousands)

                               	MARCH 31, 2006   MARCH 31, 2005
                                  ______________
Cash flow from operating activities:
 Income (loss) from operations        $   (0)          $     (1)
                                      _______            _______

Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                             0                   0
 Decrease (increase) from changes:
  Receivables                              0                   0
  Prepaid expenses                         0                   0
 Increase (decrease) from changes:
  Accounts payable                         0                   0
  Payable to officers & affiliates         0                   0
                                      _______            _______
Net provided by operating activities  $   (0)             $   (1)
                                      _______            _______

Net cash provided from
  financing activities                $    0              $    0
                                      _______            _______
  Increase (Decrease) in cash             (0)                 (1)

Cash at beginning of period           $    0              $    4
                                      _______            _______
Cash at end of period (1)             $    0              $    4

(1) Numbers may not add due to rounding
See Accompanying Notes to Financial Statements

-----------------------------------------------------------


                        NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 2006
                                (UNAUDITED)

BASIS OF PRESENTATION

FINANCIAL INFORMATION - The accompanying financial statements have been
prepared assuming the Company will continue as a going concern; they do not include adjustments relating to the recoverability of recorded asset amounts and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. The going concern basis might not be appropriate since the Company has required additional funds in the form of loans from the President's solely owned consulting company to sustain operations. As of MARCH 31, 2006 its current liabilities exceeded its current assets and total liabilities exceeded its total assets.

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

UNAUDITED INTERIM FINANCIAL DATA - In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position and results of operations as of and for such periods indicated. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (including items incorporated by reference therein) for the year ended December
31, 2005. Results for the interim period presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

----------------------------------------------------------------------


                          THERMAL ENERGY STORAGE, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              MARCH 31, 2006

RESULTS OF OPERATIONS
     As of MARCH 31, 2006 cash and cash equivalents amounted to $1,160.26 as compared to $741.14 as of September 31, 2005.
The increase since September 31,2005 was primarily attributable to a net
gain for the three months ended MARCH 31, 2006 of $419.12.

     As of MARCH 31, 2006 shareholders' deficit amounted to $(746,157) as compared to $(745,577) at September 31, 2005. The increase in deficit since September 31, 2005 was attributable to the net operating loss of $2,174 in the period.

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

LIQUIDITY AND CAPITAL RESOURCES
        Since inception, The Company has funded its operations primarily through the private sale of equity securities, borrowings from certain of its investors for bridge financing, bank borrowings, its initial public offering, which resulted in net proceeds to the Company of approximately $4 million. As of MARCH 31, 2006, The Company had approximately $3,170.71 in cash and cash equivalents.

     Net cash consumed by operating activities was approximately
$1,160.26 for the three months ended MARCH 31, 2006. The increase in net cash used by operating activities for the period was attributable to the net gain for the period.

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




                                   THERMAL ENERGY STORAGE, INC.
                                   Registrant


Date: MARCH 31, 2006                 By: /s/ Richard A. McCormack
                                          -------------------------
Date                                      Richard A. McCormack
                                          President

------------------------------------------------------------------


                      THERMAL ENERGY STORAGE, INC.
                      6362 Ferris Square, Suite C
                         San Diego, CA 92121


                                                   MARCH 31, 2006


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