Form 10-K
period 2011-12-31
THERMAL ENERGY STORAGE INC
filed 2012-01-31
CIK 313277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal period ended                              Commission file Number
December 31, 2011                                               0-9180


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2011:

                Common Stock, $.001 Par Value - 59,131,289 shares













                          THERMAL ENERGY STORAGE, INC.


                        2011 Annual Report on Form 10-K


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












                                      PART I
Item 1. Business

General

During recent years the company has focused its efforts on research and development of two separate initiatives:

1. The continuing effort to develop a marketable product using the companys clathrate technology in the field of desalination, and;

2. Establishing a project development capability in the field of electric power generation using hydrogen manufactured in an electrolyzer and stored for use when needed, and then directing hydrogen fuel to produce electricity in a fuel cell.


DESALINATION
Historically, the company, under contract to BUREC was developing and had placed into limited service a 5 gallon per minute fresh water desalination system using the companys clathrate technology. The contract was carried out at the Natural Energy Laboratory of Hawaii (NELH) in Kona, Hawaii where their existing capability to bring deep sea water to the surface fit appropriately with the companys technology and patents.
When the research ended under the contract provisions with BUREC, the company built a smaller demonstration unit in San Diego (near company headquarters) that modified the design, taking into account lessons learned at NELH, and continued the testing from the work just concluded at NELH.

It was while performing this test work that the U.S. Environmental Protection Agency issued a ruling barring any further production of the material that was used by the company to form the clathrate used in the desalination process.
Less than a year earlier the EPA had also banned the clathrate-former the company was using, which led the company then to discuss with the EPA the new clathrate-former that was selected for the NELH tests. The discussions led the company to believe that the new clathrate would be suitable for use for a period of time well beyond what the company thought was a reasonable time to continue its use.

Although thoroughly disappointed at the second notification of banning a material suitable for use in our desalination process, new work was started to find a suitable replacement material the manufacture of which would not be susceptible to banning by the EPA. This proved to be difficult and many potential clathrate formers were tested. Throughout the testing several opportunities were identified for patent application. While no patents were applied for, should a cost- effective design be produced in the future that would compete with the current reverse osmosis designs in favor, the company would be able to protect some of its work by applying for appropriate patents.
Because of funding limitations current work on development of a clathrate driven desalination process has been halted.
The company is not able to predict whether it will be able to fully develop a competitive desalination system in the future.


HYDROGEN PROJECT

Thermal Energy Storage Incorporated was founded as an energy storage company in 1979.

Batteries currently are the accepted means for energy storage in the utility, transportation and general industry. They have developed a place in the plug-in electrical vehicle market, in the utility area for power backup and in other industrial areas as well. Batteries are well known and accepted by users, suppliers, designers, control manufacturers and other companies in the energy storage field.

The advantages of hydrogen as an energy storage medium are much less well known and the problems associated with hydrogen are often exaggerated out of proportion. The negative issues relating to hydrogen as a fuel for use in the utility industry are that green hydrogen is made from an electrolyzer using electricity and that, if the intent is to have hydrogen as a green fuel, the electricity must be generated by clean renewable fuel or method of production including solar, photovoltaics, hydro, nuclear, tidal, geothermal, wind, or other methodology.

The argument against hydrogen continues by saying that: since you start with electricity to make hydrogen so that you can make electricity, what is really being accomplished except for greatly reducing the overall system efficiency?

The answer is that the electricity (which travels at the speed of light and can only be stored in a cryogenic system) you generate in a fuel cell is generated when you want or need it!

Thus storing energy in hydrogen provides a method to smooth out power production curves as may be needed to accommodate the large increase in intermittent power produced by solar and other forms of power from the sun. The benefits accrue when planning for the installation of smart meters and microgrids in the future.
Also hydrogen power produced by a fuel cell has made substantial improvements in overall efficiency so that it approaches the same as one gets from a combined cycle gas-fired plant generating electric power.

But the biggest reason for generating electric power with hydrogen is that hydrogen burns only to water.
It is a zero emissions fuel!

Which is to say that for coal, oil or natural gas to get to zero emissions, would raise the costs associated with each substantially, perhaps even beyond the overall cost of hydrogen as an energy storage medium and power generation fuel
Thats correct No emissions, but water! Imagine the world-wide health benefits that would accumulate to each and every person. There would be millions of people whose health would improve dramatically almost immediately.

But talking about that is not credible at this point. What is needed is a program to have people learn and understand both the risks and benefits of using hydrogen.

It is why we have proposed to an engineering college in the New York area that they combine a hydrogen refueling station with a Learning
 Center on campus. We believe that in the long term such a program will greatly benefit the use of hydrogen and help fund and build the substantial infrastructure needed to have hydrogen take its place as a premier electric generating fuel in this country.

Envisioned is a Learning Center not unlike what one finds in todays
 Apple store, where the public, students, faculty and staff can have hands on experiences with all facets of hydrogen, from production to use, overseen by keen and knowledgeable staff. The intent is to help educate people in the safe use of hydrogen and to have them understand both the risks and benefits of its use as a fuel for electric power generation.

The company is actively engaged in developing this learning center and Hydrogen refueling project and intends to pursue other colleges/
 universities in establishing similar arrangements. When the projects are funded, the company expects to receive contracts that will provide an earnings stream commensurate with its total participation.

Since fuel cells for power generation are in a state of development there exists the potential of developing a product that would add to the companys potential for sales and income.
Theres no way of knowing whether the company will be successful in this venture.






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



December 31, 2011
_________________________________________
Date
Richard A. McCormack

 President and Principal Executive Officer






                          THERMAL ENERGY STORAGE, INC.

                         STATEMENTS OF EARNINGS (LOSS)

               FOR THE YEARS ENDED DECEMBER 31, 2011, 2010

                                    (Unaudited)






(Amount in thousands, except
 per share data)                    2010        2011

REVENUES

  Contract services                 $0         $0


COST OF REVENUES

  Contract services                  0          0

       Gross profit (loss)           0          (0)

OPERATING EXPENSES

  Research and development             0           0
  Selling, general and administrative  0           0
  Total operating expenses             0           0
       Income (Loss) from operations   (0)        (0)

       Other Income                    0           0

NET INCOME (LOSS)                     (0)         (0)

LOSS PER COMMON SHARE               ($0.000)    ($0.000)

    See Accompanying Notes to Financial Statements


                         THERMAL ENERGY STORAGE, INC.

                                 BALANCE SHEET

                     AT DECEMBER 31, 2011, 2010,

                                  (Unaudited)

(Amount in thousands)       		  2010    2011

ASSETS

  CURRENT ASSETS
     Cash                            	   $0      $0
     Accounts receivable                  0       0
     Inventories                          0       0
     Prepaid expenses and deposits        0	    0
     Total current assets                 0	    0

  PROPERTY AND EQUIPMENT, at cost        0        0
     Less - Accumulated depreciation    (0)      (0)

TOTAL ASSETS                              $0     $0

LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES
     Accounts payable                     $0     $0
     Accrued payroll                       0      0
     Reserve for legal expense             0      0
     Payable to officers and affiliates    0     0
       Total current liabilities           585   587

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10 per share;
  30,000,000 shares authorized; none issued  0     0
  Common stock, par value $.001 per share;
  110,000,000 shares authorized; 59,131,289
  shares issued and outstanding at 2000      59   59

  Additional paid-in capital              4,046   4,046
  Accumulated deficit                   (4,849)   4,849)
  Total shareholders' deficit             (744)   (744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $6     $6
Note: Totals reflect effects of rounding

See Accompanying Notes to Financial Statements











                           THERMAL ENERGY STORAGE, INC.

                             STATEMENT OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2011, 2010,


                                 (Unaudited)

(Amounts in thousands)                    2010  2011

CASH FLOWS FROM OPERATING ACTIVITIES

  Gain (Loss) from Operations            $(0)    $(0)

  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation                         0       0

  DECREASE (INCREASE) FROM CHANGES

     Accounts receivable                   0       0
     Prepaid expenses and deposits        (0)     (0)
     Adjustment to inventory               0       0
  INCREASE (DECREASE) FROM CHANGES

     Accounts payable                     0     0
     Payable to officers and affiliates   0     0

     Net cash provided (used) by
       operating activities              (0)   (0)

  CASH FLOW FROM INVESTING ACTIVITIES     0     0

  CASH FLOW FROM FINANCING ACTIVITIES     0     0

  NET INCREASE (DECREASE) IN CASH        (0)   (0)

  Cash and cash equivalents at
    beginning of year                     0     0

  Cash and cash equivalents at
    end of year                          $0    $0


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




December 31, 2011




Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:



Pursuant to the requirements of the Securities Exchange
] Act of 1934, we are
transmitting herewith the attached Form 10-K.



Sincerely,

THERMAL ENERGY STORAGE, INC.



/s/ Richard A. McCormack
______________________________________
Richard A. McCormack, President